Form 10KSB
period 1995-12-31
BOCA RATON CAPITAL CORP /FL/
filed 1996-04-01
CIK 811220

               ---------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                    ----------------------------------------
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

                         Commission file number 0-16631
                         BOCA RATON CAPITAL CORPORATION
                 (Name of Small Business Issuer in Its Charter)

               FLORIDA                                           59-2763089
(State or Other Jurisdiction of Incorporation)               (I.R.S. Employer
                                                             Identification No.)

     6516 Via Rosa, Boca Raton, FL                               33433
(Address of Principal Executive Offices)                       (Zip Code)

         Issuer's Telephone Number, Including Area Code:  (407) 750-2252

      Securities Registered Pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $.001 Par Value

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X    No
                                                                   ----     ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [   ]

     The issuer's revenues for the fiscal year ended December 31, 1995 were $1,660,920 which consisted of $155,993 in total investment income and $1,504,927 in net realized gain on Investments.

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 22, 1996 (computed by reference to the average bid and asked prices of issuer's Common Stock reported on the OTC Electronic Bulletin Board on such date) was $410,471. Directors and officers and ten percent or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other Purpose.

     The number of shares outstanding of issuer's Common Stock as of March 22, 1996 was 1,125,270.

               --------------------------------------------------

Total pages including exhibits:
Exhibit Index is on page:

                                      INDEX
                                      -----
                                                                            Page
                                                                            ----

                                     PART I

     ITEM 1 - BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
     ITEM 2 - PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . .   3
     ITEM 3 - LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .   3
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                                     PART II

     ITEM 5 - MARKET FOR THE ISSUER'S COMMON EQUITY AND
              RELATED SHAREHOLDER MATTERS. . . . . . . . . . . . . . . . . .   6
     ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . .   7
     ITEM 7 - FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .   9
     ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . .   9

                                    PART III

     ITEM 9 -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS . . . . . . . . . . . . . . . . . . . . . . .  10
     ITEM 10 - EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . .  12
     ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . . . .  14
     ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . .  15
     ITEM 13 - EXHIBITS, LISTS AND REPORTS ON FORM 8-K . . . . . . . . . . .  17

                                     PART I

ITEM 1 - BUSINESS

GENERAL

     Boca Raton Capital Corporation (the "Company"), a Florida corporation, was organized in 1987. During the past three years, the Company was a closed-end management investment company that had elected status as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). A BDC must be operated for the purpose of investing in the securities of certain eligible portfolio companies ("Eligible Portfolio Companies") and certain bankrupt or insolvent companies and making available significant managerial assistance ("Making Available Significant Managerial Assistance") to those investee companies ("Investee Companies") which are qualifying assets ("Qualifying Assets") (as such capitalized terms are defined in the 1940 Act).

     As a BDC, the Company although not subject to the provisions of the 1940 Act relating to registered investment companies was nonetheless subject to a number of provisions under the 1940 Act relating to BDC's. The Board of Directors of the Company unanimously determined at a meeting held on October 12, 1995, that it would be in the best interest of the Company and its shareholders to seek shareholder approval to withdraw the Company's election as a BDC in accordance with the 1940 Act.

     The Board determined that a withdrawal of election as a BDC was in the best interest of the Company because of the Company's then current financial and operational structure. Specifically, the Company held one portfolio security, RailAmerica, Inc. ("RailAmerica") common stock, and the balance of its investments were in cash or cash equivalents. Also, the Company's total assets, as of September 30, 1995 were approximately $4.1 million. Because of the relative size of the Company's asset base to its ongoing expenses, the Board believed the shareholders' return on assets was not sufficient to continue operations as a BDC. The Board did not believe it was practical to attempt to raise additional capital for the Company and determined that the Company would best be suited for a merger with an operating company. Therefore, the Board authorized the solicitation of shareholder approval to effectuate the withdrawal at a Special Meeting of shareholders in lieu of the Annual Meeting ("1995 Special Meeting") held on December 15, 1995. At the 1995 Special Meeting, the shareholders approved the withdrawal of the Company's election of status as a BDC. The withdrawal became effective upon the Securities and Exchange Commission's (the "Commission") receipt of the Company's notification of withdrawal on December 22, 1995. See "Item 4--Submission of Matters to a Vote of Security Holders."

     As of December 31, 1995, the Company's only investment was 375,000 shares of common stock of RailAmerica. At such date, the Company owned approximately 8% of RailAmerica's outstanding voting stock.

     RailAmerica is a diversified, publicly-held transportation holding company that among other things owns and develops short-line and regional freight railroads. It currently operates four railroads with approximately 300 miles or rail lines in Michigan, Tennessee, Pennsylvania and Delaware, as well as a distribution services company, and a transportation equipment finance company. Through its subsidiary, Kalyn/Siebert, Inc., RailAmerica also manufactures a broad line of heavy duty specialty truck trailers, marketed throughout the U.S., Mexico and Canada. RailAmerica also completed the acquisition of Steel City Truck Lines Limited, a regional motor carrier based in Sault Ste. Marie, Ontario, Canada.

     In addition to its investment in RailAmerica, the company received management fees in 1993 through its interest in Huron Transportation Group, Inc. ("HTG"), which was organized to act as a management company for RailAmerica's subsidiaries and other railroad companies. The Company's 50% ownership of the issued and outstanding common stock of HTG was assigned to its former President, Gary O. Marino, in connection with the termination of his employment agreement, effective September 30, 1993.

     By the end of the second quarter of fiscal 1993, the Company had disposed of each of its investments except for its holdings of RailAmerica equity securities. During the two years prior thereto, the Company was an entrepreneurial holding company that sought to acquire equity interests in, and provide management expertise to, established operating companies. In addition to its investment in RailAmerica, the Company had owned interests in Mariner Venture Capital Corp. ("Mariner Venture"), a small business investment company ("SBIC") licensed by the U.S. Small Business Administration; Boca Raton Athletic Club, Inc., a swim and racquet club ("BRAC"); and Continental Business Forms, Inc., a business forms printer ("Continental"). The Company divested itself of its interests in BRAC and Continental in 1992, and it terminated the SBIC license of Mariner Venture in 1993. Mariner Venture is currently inactive and the Company does not intend to make any future investments through Mariner Venture.

PRIVATE PLACEMENT

     In June 1993, the Company completed a private placement (the "1993 Private Placement") of 828,346 shares of its common stock, $.001 par value per share ("Common Stock"), to private investors, including certain individuals who were officers and directors of the Company as of June 1993, at $2.20 per share (adjusted for a one-for-ten reverse stock split effected in June 1993). Josephthal Lyon & Ross Incorporated ("Josephthal"), the Company's placement agent in connection with the 1993 Private Placement, was paid approximately $166,000 in placement agent fees. Josephthal's placement agent fees for the 1993 Private Placement equalled 5% of the funds raised from the Company's officers and directors and 10% of all other funds raised. This fee arrangement was consistent with placement fees received by Josephthal in similar transactions.

TERMINATED MERGER

     On June 30, 1994, the Company entered into an Agreement and Plan of Merger with Weitzer Homebuilders Incorporated ("WHB"), WHB Merger Sub, Inc. ("Sub"), Harry Weitzer and certain corporations controlled by Harry Weitzer (collectively, the "Weitzer Entities"). In connection with the proposed merger which was not consummated, the Company in March 1994 paid Josephthal a $150,000 fee pursuant to a financial consulting agreement dated March 21,

1993. The Weitzer Entities terminated the proposed merger on December 23, 1994, and Josephthal returned the $150,000 fee to the Company. On June 30, 1994, consistent with the Company's investment policies, the Company extended a one-year loan (the "Weitzer Loan") to Weitzer Financial, Inc., an entity controlled by Harry Weitzer. The Weitzer Loan was in the principal amount of $500,000 with an interest rate equal to the prime rate plus 1%. The principal, and the accrued interest thereon, of the Weitzer Loan was repaid in July 1995. See "Item 12 -- Certain Relationships and Related Transactions."

EMPLOYEES

     As of December 31, 1995, the Company had no full time employees. The Company's Chief Executive Officer and President and Chief Financial Officer, Secretary and Treasurer provided their services to the Company on a consulting basis. See "Item 12 -- Certain Relationships and Related Transactions."


ITEM 2 - PROPERTIES

     The Company's corporate offices are temporarily located at 6516 Via Rosa, Boca Raton, Florida 33433. This office space is made available to the Company by Franklyn B. Weichselbaum, its Chief Financial Officer, Secretary and Treasurer, at no cost. The Company does not own, lease or occupy any other properties.


ITEM 3 - LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1995, (i) the election of two Class I directors, (ii) the withdrawal of the Company's election of status as a BDC under the 1940 Act and (iii) the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the 1995 fiscal year were submitted to the vote of security holders at the 1995 Special Meeting. On December 15, 1995, the 1995 Special Meeting was held and the shareholders (i) elected Ronald L. Miller and Alan H. Weingarten as Class I directors (ii) approved the withdrawal of the Company's election of status as a BDC and (iii) approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the 1995 fiscal year. The term of Robert H. Arnold as a Class II director extends until the date of the 1996 annual meeting of shareholders. The terms of Alan L. Jacobs and C. Lawrence Rutstein as Class III directors extend until the date of 1997 annual meeting of shareholders. The terms of Alan H. Weingarten and Ronald L. Miller as Class I directors extend until the date of the 1998 annual meeting of shareholders.

     The record date for the 1995 Special Meeting was the close of business on November 10, 1995. On that date, the Company had 1,125,270 shares of Common Stock outstanding. There were 669,315 shares present in person or represented by proxy at the 1995 Special Meeting. The shares present in person or represented by proxy were voted as follows:

PROPOSAL I:  Election of Class I Directors

                            In Favor             Withheld
                            --------             --------
Ronald L. Miller            661,322               7,993
Alan H. Weingarten          661,329               7,986



PROPOSAL II: Withdrawal of Election of Status as a Business Development Company under the Investment Company Act of 1940

      In Favor        Against       Abstained       Unvoted
      --------        -------       ---------       -------
       500,569          790            705          166,851


PROPOSAL III: Appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the 1995 fiscal year

      In Favor        Against       Abstained       Unvoted
      --------        -------       ---------       -------
       668,046          33             106           1,130

     There were no broker non-votes or abstentions in connection with Proposal I at the 1995 Special Meeting. There were an aggregate of 167,475 and 1,236 broker non-votes and abstentions in connection with Proposals II and III, respectively, at the 1995 Special Meeting. Broker non-votes were treated as shares present and entitled to vote at the 1995 Special Meeting for purposes of determining whether a quorum was present. However, broker non-votes were not considered as votes cast at the 1995 Special Meeting. In accordance with the 1940 Act, the withdrawal of the Company's election of status as a BDC was effective upon the Commission's receipt of the Company's notification of withdrawal on December 22, 1995.

     During the first quarter of fiscal year 1996, the approval of a special cash distribution (the "Special Distribution") of $2.25 per share of common stock of the Company, $.001 par value per share ("Common Stock"), payable out of the Company's capital surplus, on each share of the Common Stock outstanding of record at the close of business on January 11, 1996 was submitted to a vote of security holders at a special meeting (the "1996 Special Meeting") of shareholders held on February 29, 1996. At the 1996 Special Meeting, the shareholders approved the Special Distribution. The Special Distribution was paid by the Company on March 11, 1996.

     The record date for the 1996 Special Meeting was the close of business on January 11, 1996. On that date, the Company had 1,125,270 shares of Common Stock outstanding. There were 941,612 shares present in person or represented by proxy at the 1996 Special Meeting. The shares present in person or represented by proxy were voted as follows:

PROPOSAL -- Special Distribution

      In Favor        Against       Abstained       Unvoted
      --------        -------       ---------       -------
       940,916          85             611           None

     There were an aggregate of 611 broker non-votes and abstentions. Broker non-votes were treated as shares present and entitled to vote at the 1996 Special Meeting for determining whether a quorum was present. However, broker non-votes were not considered as votes cast at the 1996 Special Meeting.

                                     PART II

ITEM 5 - MARKET FOR THE ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     As of January 14, 1993, the Company did not meet the requirements for continued inclusion of its Common Stock on the Nasdaq Small Cap Market ("Nasdaq"), in particular the minimum capital requirements requiring $1.0 million of capital and surplus. As a result, as of that date, the Company's Common Stock was no longer authorized for quotation on Nasdaq and is instead quoted on the OTC Electronic Bulletin Board.

     The quarterly high and low bid prices for the Company's Common Stock are set forth below and are based upon such prices as reported on the OTC Electronic Bulletin Board thereafter. The Company believes that the market coverage and liquidity for the Common Stock and the ability of a shareholder to sell at favorable prices under favorable commission structures has been adversely affected. The prices set forth below are not necessarily indicative of the liquidity of the trading market nor for market trades for a large number of shares. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. Moreover, on March 11, 1996, the Company paid the Special Distribution on each share of Common Stock outstanding of record at the close of business on January 11, 1996. The impact, if any, of the Special Distribution on the bid prices for the Company's Common Stock is not reflected in the prices set forth in the chart below.

Quarter Ending
- --------------
1994                                                 High Bid       Low Bid
- ----                                                 --------       -------
March 31 . . . . . . . . . . . . . . . . . . . . .   $ 4 1/4        $ 1 1/2

June 30. . . . . . . . . . . . . . . . . . . . . .   $ 3 1/4        $ 1 3/4

September 30 . . . . . . . . . . . . . . . . . . .   $     4        $ 1 1/2

December 31  . . . . . . . . . . . . . . . . . . .   $ 2 3/4        $     2


Quarter Ending
- --------------
1995
- ----
March 31 . . . . . . . . . . . . . . . . . . . . .        $2         $1 1/2

June 30. . . . . . . . . . . . . . . . . . . . . .    $2 1/4         $1 1/2

September 30 . . . . . . . . . . . . . . . . . . .        $2         $1 1/2

December 31. . . . . . . . . . . . . . . . . . . .    $2 1/4         $1 1/4


     On March 22, 1996 each of the high and low bid price for the Company's Common Stock was $.625, respectively.

HOLDERS OF COMMON STOCK

     As of March 22, 1996, there were approximately 614 holders of record of the Company's Common Stock and 1,125,270 shares of Common Stock outstanding.

DIVIDENDS

     On March 11, 1996, the Company paid a special cash distribution (the "Special Distribution") of $2.25 per share on each share of Common Stock outstanding of record on January 11, 1996. The special cash distribution was declared, by the Board of Directors, subject to shareholder approval, on January 11, 1996. The Company's shareholders approved the Special Distribution at the 1996 Special Meeting held on February 29, 1996. See "Item 4 --Submission of Matters to a Vote of Security Holders." The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors, subject to shareholder approval, and will depend upon, among other things, the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. Except for the Special Distribution, the Company has not paid any cash dividends since its inception and does not intend to pay any cash dividends on the Common Stock in the foreseeable future, but presently intends to retain all earnings, if any, for use in its business operations.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     During 1995, the Company elected to withdraw from its status as a BDC under the 1940 Act. This election became effective upon the Commission's receipt of the Company's notification of withdrawal on December 22, 1995. As a result of this, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, investments are classified as either held to maturity, trading or available for sale depending upon whether the investment is a debt or equity security and management's intent with regards to the investment. The Company's investment in RailAmerica is considered to be a trading security and as such is carried at fair value as determined in good faith by the Board of Directors. The adoption of SFAS No. 115 had no material impact on the results of operations of the Company because under its status as a BDC in 1994 and for part of 1995, the Company valued its investments in the same manner as required under SFAS No. 115.

     The Company reported net income of $256,554 and $2,768,593 for the years ended December 31, 1995 and 1994, respectively. Included in net income for the year ended December 31, 1994 was $2,624,198 received in satisfaction of a judgment against the former auditors (See Note 5). Also included in net income was a net decrease of $792,896 and a net increase of $613,273 in the unrealized appreciation of investments due primarily to the fluctuations in the fair value of the Company's investment in RailAmerica for the years ended December 31, 1995 and 1994, respectively. The Company had a realized gain on investments of $1,504,927 and $67,364 for the years ended December 31, 1995 and 1994, respectively. The realized gain on investments for 1995 was due to the sale of 325,000 shares of RailAmerica and the realized gain on investments for 1994 consisted of a gain on sales of shares of RailAmerica as well. The balance of income consisted of investment income of $155,993 and $54,018 less operating expenses of $515,576 and $590,260 for the years ended December 31, 1995 and 1994, respectively.

     The investment income of $155,993 for the year ended December 31, 1995 consisted primarily of interest income. This is compared to investment income of $54,018 for the year ended December 31, 1994. This increase was primarily due to an increase in the amount of cash available for investment and the Company's decision to invest in certificates of deposits rather than money market accounts.

     Operating expenses for the year ended December 31, 1995 primarily consisted of general and administrative expenses of $172,448, professional fees of $142,599, and interest expense of $200,529. Such expenses for the comparable period of 1994 consisted of general and administrative expenses of $136,733, professional fees of $291,903, $34,143 of interest expense and discontinued merger costs of $127,481. The increase of $35,715 in general administrative expenses is primarily due to expenses of approximately $41,000 in connection with obtaining insurance coverage for directors and officers liability and additional costs for Board of Directors meetings and proxy costs. Professional fees decreased $149,304 primarily due to the costs incurred in 1994 associated with the proposed merger and the receivership (See Notes 8 and 9). Interest expense increased $166,386 due to the Company's adjusting its cumulative interest accrual on the bank debt outstanding to the full defaulted rate (See
Note 3). The discontinued merger costs in 1994 relate to the termination of the definitive merger agreement that the Company had entered into with the Weitzer Entities (See Note 8).

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $2,900,888 in cash and cash equivalents and total liabilities of $714,249 at December 31, 1995. The Company had no long term liabilities. On March 11, 1996, the Company paid a special cash distribution, out of capital surplus, in the aggregate amount of approximately $2,530,000. As a result, cash and stockholders' equity were reduced by the same amount.

     At December 31, 1995, the Company did not maintain lines of credit, and none are anticipated. The Company's only material asset other than cash and cash equivalents consisted of 375,000 unregistered shares of RailAmerica common stock which may be sold in accordance with Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), provided however, that these shares are subject to a contractual restriction on transfer. It is anticipated that this restriction will be released in the upcoming year although there can be no assurance that the conditions therefor will be satisfied. The Company does, however, have the right to pledge such restricted shares. As of December 31, 1995, these shares of RailAmerica common stock had an approximate value of $1,089,000. Depending on market conditions, it is Company's current intention to sell these shares over the next year if the contractual restriction on transfer of the shares is eliminated.

ITEM 7 - FINANCIAL STATEMENTS

     The financial statements required by this Item, the accompanying notes thereto and the report of independent accountants are included as part of this Form 10-KSB and immediately follow the signature page of this Form 10-KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

THE BOARD OF DIRECTORS

     The following table sets forth information with respect to the directors of the Company.

                                                                    Director
     Name                    Age        Position                      Since
     ----                    ---        --------                    --------
Alan L. Jacobs(1)             54        Chief Executive Officer,       1995
                                        President and Director

Robert H. Arnold(2)           52        Director                       1995

Ronald L. Miller(3)           52        Director                       1995

C. Lawrence Rutstein(1)(4)    51        Director                       1995

Alan H. Weingarten(3)(4)      55        Director                       1995

______________

(1)  Class III Director.
(2)  Class II Director.
(3)  Class I Director.
(4)  Member of Audit Committee.

     In accordance with Article VI, Section 1 of the Company's Amended and Restated Articles of Incorporation, the Board of Directors of the Company is divided into three classes, designated Class I, Class II and Class III. The current term of Class I directors extends to the 1998 annual meeting of shareholders, that of Class II extends to the 1996 annual meeting and that of Class III to the 1997 annual meeting. Each class, upon election, serves for a three-year term. The background of each member of the Board of Directors is set forth below:

     Alan L. Jacobs was elected a director of the Company in February 1995. Mr. Jacobs had previously served as a director of the Company from July 1993 to September 9, 1994; as the Chairman of the Board of the Company from November 1993 to September 9, 1994 and became President and Chief Executive Officer of the Company in November 1993. Since January 1996 to the present, Mr. Jacobs also has been Senior Managing Director of Capital Growth International LLC.
From January 1992 to December 1995, Mr. Jacobs was also an Associate Director of Investment Banking of Josephthal Lyon & Ross Incorporated. From May 1985 to December 1991, Mr. Jacobs was Managing Director, Investment Banking, with Ladenburg Thalmann & Co., Inc., an investment banking firm.

     Robert H. Arnold was elected as a director of the Company in February 1995. Mr. Arnold is the founder of R.H. Arnold & Co., an investment banking firm, and has served as the President of R.H. Arnold & Co. since 1989. Mr. Arnold is a director of R. H. Arnold & Co.; an independent General Partner of Fiduciary Capital Partners, a U.S. public mezzanine fund; a Managing Director of HC Capital Partners China, an international investment company; an advisor to Mezzanine Management Limited, an investment management firm; a director of Covenant Investment Management, an investment company; a director of Eagle Finance Corp.; a director of Covenant Holding; a director of Phoenix Four, Inc., an investment fund, and a Trustee of the Philadelphia-based Tax-Exempt Housing Reserve Fund.

     Ronald L. Miller was elected as a director of the Company in February 1995. Mr. Miller is the founder of Miller Advisory Corp., an investment banking firm, and has served as President of Miller Advisory Group, since 1989. Mr. Miller is Chairman of the Board of Provider Solutions, Inc., a health care computer software company; and a director of Pollo Tropical, Inc., a publicly traded company which operates grilled chicken restaurants.

     C. Lawrence Rutstein was elected as a director of the Company in February 1995. Mr. Rutstein has been counsel to the law firm, Ronald Bluestein & Associates since 1993. Mr. Rutstein has also been the President and Managing Director of CapQuest Partners, Inc., a private investment banking firm since November 1995. Mr. Rutstein was the Chairman of The Rittenhouse Group, Inc., a private consulting company from May 1994 to May 1995. From 1991 to 1993, Mr. Rutstein was the General Partner and Vice President of Memphis Chicks Baseball Club, an AA Affiliate of the Kansas City Royals. From 1989 to 1991, Mr. Rutstein served as Chairman of the Board of Cedar Group, Inc., a publicly traded company which imports and distributes industrial fasteners.

     Alan H. Weingarten was elected as a director of the Company in February 1995. Mr. Weingarten has served as Chief Executive Officer of Alan H. Weingarten & Associates, Inc., a general management, marketing, product planning and consulting organization since 1986. Mr. Weingarten is a director of Lumex Inc., a publicly traded company, and a member of Lumex Inc.'s audit, compensation and director affairs committees.

EXECUTIVE OFFICERS

     The following table sets forth information with respect to the executive officers of the Company.


     Name                         Age        Position Held
     ----                         ---        -------------
     Alan L. Jacobs               54         Chief Executive Officer and
                                             President

     Franklyn B. Weichselbaum     50         Chief Financial Officer, Treasurer
                                             and Secretary


     The principal occupation of Mr. Jacobs is discussed above under "The Board of Directors."

     Franklyn B. Weichselbaum has been a consultant to the Company since May 1990; was elected Treasurer and Chief Financial Officer of the Company in November 1993 and Secretary of the Company in March 1995. Since September, 1995, Mr. Weichselbaum has served as consultant to Schulman & Associates, Inc. Mr. Weichselbaum served as a consultant to Weitzer Homebuilders Incorporated, a publicly traded company engaged in the design and construction of single family residences from October 1994 until August 1995. Mr. Weichselbaum also served as a consultant to RailAmerica, a publicly held transportation holding company, from May 1990 to March, 1994.

CERTAIN FILINGS

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based on a review of such timely filed forms received by it and representations by persons that would be required to file such forms, the Company believes that all required filings by current executive officers and directors have been timely filed, except that Form 4 statements for January 1996 of Messrs. Ronald Miller and C. Lawrence Rutstein were filed late, respectively. Additionally, the Form 4 statement for December 1995 of Mr. Dan Purjes, a principal stockholder of the Company, was filed late. The Form 4 statements of Messrs. Miller, Rutstein and Purjes each reported one transaction.

ITEM 10 - EXECUTIVE COMPENSATION

     No executive officer of the Company received more than $100,000 in compensation for the year ended December 31, 1995. The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1995, 1994 and 1993 of the Chief Executive Officer of the Company.


                                                     SUMMARY COMPENSATION TABLE


                                                         Annual Compensation             Other
                                                        ---------------------
Name and Principal                                                                       Annual
Position                            Year          Salary ($)           Bonus ($)         Compensation ($)
- ------------------                  ----          ----------           ---------         ----------------
Alan L. Jacobs(1)                   1995          $   30,000            $     -             $    -
  President and Chief               1994                -                     -                  -
  Executive Officer                 1993                -                     -                  -
  (from November 1993
  to present) and
  Chairman of the Board
  of Directors (from
  November 1993 until
  September 9, 1994)

(1) Mr. Jacobs received no compensation from the Company for his services to the Company prior to March 1995. Mr. Jacobs' employer, Josephthal, received $3,000 a month in consulting fees from the Company from March 1993 through February 1995. See "Item 12 -- Certain Relationships and Related Transactions." From March 1995 to December 1995, Mr. Jacobs was paid $3,000 per month. As of January 1996, the Company has agreed to pay Mr. Jacobs $5,000 per month.

DIRECTOR REMUNERATION

     Since February 1995, directors have been entitled to receive $1,500 per meeting attended and reimbursement for certain out-of-pocket expenses for serving as such. Additionally, members of the Audit Committee have been entitled to receive $1,500 per meeting attended and reimbursement for certain out-of-pocket expenses for serving as such.

     On January 11, 1996, the Company approved the payment to each director of the Company of directors fees of $10,000 for services to be rendered as a director during 1996 and granted 10,000 options to each officer and each non-officer director of the Company. Each option had an initial exercise price of $3.00 per share which exceeded the market price per share and the book value per share of the Company's Common Stock on the date of grant. Each option is exercisable for four years commencing April 15, 1996 to purchase one share of Common Stock at an adjusted exercise price of $.75 per share, giving effect to an adjustment for the payment of the Special Distribution. See Item 4 "Submission of Matters to a Vote of Security Holders."

     On January 5, 1994, the Company's By-laws were amended to adopt provisions, authorized by Florida law, which require the Company to indemnify directors and officers of the Company against certain liabilities and reasonable expenses incurred by reason of his/her being or having been a director or an officer of the Company or for an act alleged to have been committed by such director or officer in his/her capacity as a director or officer of the Company. All rights to indemnification and advances shall be deemed to be a contract between the Company and each indemnified person who serves or served in such capacity at any time while such indemnification provisions were in effect and, as such, are enforceable against the Company. The Company has also obtained director and officer liability insurance.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares and percentage owned of the Company's Common Stock beneficially owned as of February 29, 1996 by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company, (iii) each executive officer named in the summary compensation table set forth above, and
(iv) all officers and directors of the Company as a group.


     Name and Address of                                  Number of            Percentage
     Beneficial Owner(1)                                   Shares                Owned
     -------------------                                  ---------            ----------
     William B.Tanner(2)                                  165,600                14.7%
     2076 Union Avenue
     P.O. Box 40769
     Memphis, Tennessee 38174

     Dan Purjes(3)                                        123,666                10.9%
     c/o Josephthal Lyon & Ross Incorporated
     200 Park Avenue, 24 Floor
     New York, New York 10166

     Alan L. Jacobs(4)                                     17,562                 1.5%
     c/o Capital Growth International LLC
     777 South Flager Drive
     8th Floor West Tower
     Palm Beach, Florida 33401

     Robert H. Arnold(4)                                   10,000                  *
     c/o R.H. Arnold & Co.
     Carnegie Hall Tower
     152 West 57th Street
     New York, New York 10019

     Ronald L. Miller(4)                                   10,000                  *
     c/o Miller Advisory Corp.
     2601 Heron Lane N.
     Clearwater, Florida 34622

     C. Lawrence Rutstein(4)                               10,000                  *
     340 Overlook Lane
     Gulph Mills, Pennsylvania 19428




     Alan H. Weingarten(4)                                 17,500                 1.5%
     c/o Alan H. Weingarten & Associates, Inc.
     21759 Club Villa Terrace
     Boca Raton, Florida 33433

     All officers and directors as a group (6              75,062                 6.3%
     persons)(5)

- ----------------------
* Less than 1%.

(1) Unless otherwise indicated, each person listed above has sole voting power and sole investment power with respect to the shares owned by such person.

(2) Includes (a) 23,000 shares held by WBT Holding Co., Inc., an entity controlled by Mr. Tanner; (b) 11,500 shares held by Mr. Tanner as custodian for Weatherly Blake, Mr. Tanner's son; (c) 4,600 shares held by Mr. Tanner as custodian for William Taylor Tanner, Mr. Tanner's grandson; (d) 11,500 shares held by Crystal Tanner, Mr. Tanner's daughter; and (e) 11,500 shares held by William B. Tanner, Jr., Mr. Tanner's son. Mr. Tanner disclaims beneficial ownership of all of these shares.

(3) Includes (a) 2,500 shares owned by his minor children; (b) 3,000 shares held in his profit sharing plan account; (c) 1,000 shares held in his individual retirement account; (d) 35,000 shares owned by Josephthal Holdings, Inc. ("Josephthal Holdings") of which Mr. Purjes is an executive officer, director and principal shareholder and (e) 11,500 shares owned by the Josephthal Profit Sharing Plan, of which Mr. Purjes has the authority to appoint and discharge its trustees. Mr. Purjes disclaims beneficial ownership of the shares held by his minor children, Josephthal Holdings and the Josephthal Profit Sharing Plan.

(4) Includes 10,000 shares which are issuable upon the exercise of outstanding options within 60 days of February 29, 1996.

(5) Includes 60,000 shares which are issuable upon the exercise of outstanding options within 60 days of February 29, 1996.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Alan L. Jacobs, President and Chief Executive Officer of the Company, was also employed by Josephthal from January 1992 to December 1995. In addition, Dan Purjes, a managing director of Josephthal, is a shareholder of the Company and Josephthal Holdings, the parent company of Josephthal. The Company and Josephthal were parties to a financial consulting agreement dated March 2, 1993 pursuant to which the Company paid Josephthal $3,000 a month in consulting fees from March 1993 until February 1995. The Company paid such monthly fee for services provided by Josephthal which included advice to, and consulting with, the Company concerning financial planning, corporate organization and structure, financial matters in connection with operation of the business of the Company, private and public equity and debt financing, acquisitions, mergers and other similar business combinations, and periodic analysis of the Company's financial statements. Additionally, Alan Jacobs, the Company's President and Chief Executive Officer, was not compensated directly by the Company for services rendered as an officer of the Company prior to March 1995. However, Mr. Jacobs was compensated by Josephthal. The $3,000 monthly fee is consistent with fees that Josephthal receives for providing similar financial consulting services to other small public entities. In addition, the consulting agreement obligated the Company to pay Josephthal a contingent transaction fee equal to two percent (2%) of the amount of any financing or value of any transaction in connection with which Josephthal, at the written request of the Company, renders advisory services to the Company, but the source of the financing or transaction is not Josephthal. The Company also was required to pay Josephthal contingent transaction fees for financings or transactions introduced to the Company by Josephthal as agreed to on a transaction-by-transaction basis. The consulting agreement was for a five year term ending December 31, 1997, except that, after July 1, 1993, the agreement was subject to termination by either party upon thirty days' prior written notice. In March 1995, the consulting agreement was terminated by the Company. In addition, as of March 1995, the Company agreed to pay Mr. Jacobs, as Chief Executive Officer and President, $3,000 a month. In connection with the terminated merger which was not consummated by and among the Company, Harry Weitzer, WHB, Sub and the Weitzer Entities, the Company in March 1994 paid Josephthal a $150,000 fee pursuant to the consulting agreement. The fee charged by Josephthal relating to the terminated merger was calculated after a review of standard merger and acquisition fee formulas for similar transactions, and discounted due to the financial consulting agreement. The Weitzer Entities terminated the proposed merger on December 23, 1994, and Josephthal returned the $150,000 fee to the Company. On June 30, 1994, consistent with the Company's investment policies, the Company extended the Weitzer Loan to Weitzer Financial, Inc., an entity controlled by Harry Weitzer. The Weitzer Loan was in the principal amount of $500,000 with an interest rate equal to the prime rate plus 1%. The principal, and accrued interest thereon, of the Weitzer Loan was repaid in July 1995.

     The Company paid Mr. Franklyn Weichselbaum $2,200 per month in consulting fees from July 1993 until February 1995. The $2,200 per month fee was negotiated between the Company and Mr. Weichselbaum and was determined by estimating the amount of time to be provided by Mr. Weichselbaum in connection with his services as Treasurer and Chief Financial Officer of the Company. In addition, the Company agreed to pay additional fees to Mr. Weichselbaum for services provided by Mr. Weichselbaum which the Company believed were not in the ordinary course of business, such as those rendered in connection with performing due diligence and other consulting services in connection with the terminated merger. The Company paid Mr. Weichselbaum an aggregate of $70,000 in 1994 for the consulting services he rendered in connection with the terminated merger. The amount of this fee was determined based upon the complexity of work and the amount of time expended by Mr. Weichselbaum. From March 1995 to December 1995, the Company paid Mr. Weichselbaum, as Secretary, Treasurer and Chief Financial Officer of the Company, $2,200 per month. As of January 1996, the Company has agreed to pay Mr. Weichselbaum, $3,500 per month, as Secretary, Treasurer and Chief Financial Officer of the Company.

ITEM 13 - EXHIBITS, LISTS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed herewith:

       3.1 Amended and Restated Articles of Incorporation of the registrant; incorporated by reference to Exhibit 28.0 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (the "1989 10-K").

       3.2 Bylaws of the registrant; incorporated by reference to the Registration Statement on Form S-18 (No. 33-12232-A) filed with the Securities and Exchange Commission on February 23, 1987 under the name U.S. Tech, Inc. (the "S-18 Registration Statement").

       3.3 Amended Bylaws of the registrant; incorporated by reference to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 7, 1988 under the name Mariner Capital Corporation (the "8-A Registration Statement").

       3.4 Amendment to Bylaws of the registrant; incorporated by reference to Exhibit 2.2 of the Registration Statement on Form N-2 (No. 33-27005) filed with the Securities and Exchange Commission on February 13, 1989 under the name Mariner Capital Corporation (the "N-2 Registration Statement").

       3.5 Amendment to Bylaws of the registrant; incorporated by reference to Exhibit 3.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed under the name of Mariner Capital Corporation (the "1988 10-K").

       3.6 Amendment to Bylaws of the registrant dated June 3, 1993; incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 10-K").

       3.7 Warrant Agreement dated as of June 9, 1993 between the registrant and Josephthal Lyon & Ross Incorporated; incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 (the "1993 10-KSB").

       3.8 Warrant Agreement dated as of March 10, 1994 between the registrant and Josephthal Lyon & Ross Incorporated; incorporated by reference to the Company's 1993 10-KSB.

       3.9 Amended Bylaws of the registrant, as amended January 6, 1995; incorporated by reference to Exhibit 3.9 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (the "1994 10-KSB").

       4.0     Form of Common Stock Certificate; incorporated by reference to
Exhibit 4 of the N-2 Registration Statement.

       4.1     Form of Convertible Note; incorporated by reference to Exhibit
4.1 of the N-2 Registration Statement.

       4.2 Form of Trust Indenture; incorporated by reference to Exhibit 5 of N-2 Registration Statement.

       4.3 $200,000 Note Payable due November 25, 1995 to Bank of New England, N.A.; incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (the "1990 10-K").

      10.0 Amended and Restated 1988 Stock Option Plan; incorporated by reference to Exhibit 10.2 of the 1990 10-K.

      10.1 Employment Agreement (Gary O. Marino); incorporated by reference to Exhibit 10.10 of the N-2 Registration Statement.*

      10.2 Huron Transportation Group, Inc. Shareholders' Agreement; incorporated by reference to Exhibit 10.8 of the 1988 10-K.

      10.3 Huron Transportation Group, Inc. Executive Management Agreement; incorporated by reference to Exhibit 10.9 of the 1988 10-K.

      10.4 Guaranty of the Company to First of America Bank - Frankenmuth dated February 17, 1989 regarding HERC indebtedness; incorporated by reference to Exhibit 10.8 of the 1989 10-K.

      10.5 Unconditional and Irrevocable Guaranty of the Company to the Bank of New England, N.A. dated November 30, 1990 regarding Joint Venture indebtedness; incorporated by reference to Exhibit 10.10 of the 1990 10-K.

      10.6 Amended and Restated Indemnity and Stock Exchange Agreement dated December 18, 1990 between the Company and Gary O. Marino; incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 10-K").

      10.7 Employment Agreement, dated July 1, 1992, between the Company and Gary O. Marino*; incorporated by reference to the Company's 1992 10-K.

      10.8 Employment Agreement, dated July 1, 1992, between the Company and Donald D. Redfearn*; incorporated by reference to the Company's 1992 10-K.

      10.9 Employment Agreement, dated July 1, 1992, between the registrant and Irwin J. Newman*; incorporated by reference to the Company's 1992 10-K.

     10.10 Financial Consulting Agreement, dated March 2, 1993, between the Company and Josephthal Lyon and Ross Incorporated; incorporated by reference to the Company's 1992 10-K.

     10.11 Financial Consulting Agreement, dated July 10, 1992, between the Company and Stenton Leigh Capital Corp.; incorporated by reference to the Company's 1992 10-K.

     10.12 Stock Purchase Agreement, dated July 30, 1992, between Business Forms Investments, Inc. and the Company; incorporated by reference to Exhibit No. 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

     10.13 1992 Executive Officer Supplemental Compensation Plan; incorporated by reference to the Company's 1992 10-K.*

     10.14 Termination Agreement, dated November 2, 1993, between the registrant and Gary O. Marino; incorporated by reference to the Company's 1993 10-KSB.

     10.15 Termination Agreement, dated October 8, 1993, between the registrant and Donald D. Redfearn; incorporated by reference to the Company's 1993 10-KSB.

     10.16 Termination Agreement, dated October 19, 1993, between the registrant and Irwin J. Newman; incorporated by reference to the Company's 1993 10-KSB.

     10.17 Loan Agreement between the Company and Weitzer Financial Inc. dated June 30, 1994; incorporated by reference to Exhibit 10.17 of the Company's 1994 10-KSB.

     10.18 Promissory Note of Weitzer Financial Inc. dated June 30, 1994 in the original principal amount of $500,000; incorporated by reference to Exhibit
10.18 of the Company's 1994 10-KSB.

     10.19 Option Agreement, dated as of January 11, 1996, between the Company and Alan L. Jacobs.

     10.20 Option Agreement, dated as of January 11, 1996, between the Company and Robert H. Arnold.

     10.21 Option Agreement, dated as of January 11, 1996, between the Company and Ronald L. Miller.

     10.22 Option Agreement, dated as of January 11, 1996, between the Company and C. Lawrence Rutstein.

     10.23 Option Agreement, dated as of January 11, 1996, between the Company and Alan H. Weingarten.

     10.24 Option Agreement, dated as of January 11, 1996, between the Company and Franklyn B. Weichselbaum.

      21.1     Subsidiaries of the registrant; incorporated by reference to
Exhibit 22.0 of the 1991 10K; incorporated by reference to Exhibit 22.1 of the Company's 1994 10-KSB.

      22.2 Proxy Statement for Special Meeting of shareholders in lieu of the Annual Meeting on December 15, 1995.

      22.3 Proxy Statement for Special Meeting of shareholders on February 29, 1996.

       27.     Financial Data Schedules.

      22.1 Proxy Statement for Special Meeting of shareholders on February 10, 1995; incorporated by reference to Exhibit 22.1 of the Company's 1994 10-KSB.

      99       Consent Order for Preliminary Injunction and Other Ancillary
Relief dated September 6, 1994; incorporated by reference to Exhibit No. 99 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 20, 1994

      99.1 Order granting Receiver's Motion to Approve Status Report, Approve Election of Board of Directors, Approve Payment of Certain Fees and Expenses and Approve Dismissal and Discharge of Receiver dated March 14, 1995; incorporated by reference to Exhibit 99.1 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 24, 1995.

      99.2 Status Report of Daniel H. Aronson, Receiver, dated February 27, 1995; incorporated by reference to Exhibit 99.2 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on March 24, 1995.

      99.3 Notification of Withdrawal of Election to be subject to Sections 55 through 65 of the Investment Company Act of 1940 filed pursuant to Section 54(c) of the Investment Company Act of 1940.


- ---------------------
* Executive Compensation Plan or Arrangement

     (b) No reports on Form 8K were filed during the last quarter of 1995; however, on January 11, 1996 the Company filed a report on Form 8-K in connection with the withdrawal of its election of status as a business development company under the Investment Company of 1940, as amended, and on March 21, 1996 the Company filed a report on Form 8-K in connection with the payment of a special cash distribution of $2.25 per share on each outstanding share of its common stock of record at the close of business on January 11, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1996.

                                BOCA RATON CAPITAL CORPORATION


                                   By: /s/ Alan L. Jacobs
                                       -----------------------------------------
                                       Alan L. Jacobs
                                       President and Chief Executive Officer

     The undersigned directors and officers of Boca Raton Capital Corporation hereby constitute and appoint Alan L. Jacobs and Franklyn B. Weichselbaum and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this Annual Report on Form 10-KSB and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1996.

     Signatures                                         Title
     ----------                                         -----

 /s/ Alan L. Jacobs                          President, Chief Executive Officer
- -----------------------------                and Director (Chief Executive
Alan L. Jacobs                               Officer)


 /s/ Franklyn B. Weichselbaum                Chief Financial Officer,
- -----------------------------                Secretary and Treasurer (Principal
Franklyn B. Weichselbaum                     Financial and Accounting Officer)

 /s/ Robert H. Arnold                        Director
- -----------------------------
Robert H. Arnold


 /s/ Ronald L. Miller                        Director
- -----------------------------
Ronald L. Miller


 /s/ C. Lawrence Rutstein                    Director
- -----------------------------
C. Lawrence Rutstein


 /s/ Alan H. Weingarten                      Director
- -----------------------------
Alan H. Weingarten

                 BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                    REPORT ON AUDITS OF FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

INDEX TO FINANCIAL STATEMENTS

                                                                     PAGES

Report of Independent  Accountants                                    F-1

Consolidated Balance Sheet as of December 31, 1995                    F-2

Consolidated Statements of Income for the Years Ended
  December 31, 1995 and 1994                                          F-3

Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1995 and 1994                      F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995 and 1994                                          F-5

Notes to Consolidated Financial Statements                        F-6 - F-12

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and the
Board of Directors of Boca Raton Capital Corporation


We have audited the accompanying consolidated balance sheet of Boca Raton Capital Corporation and Subsidiaries (the "Company") as of December 31, 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boca Raton Capital Corporation and Subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Miami, Florida
March 22, 1996


BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1995

ASSETS

Cash and cash equivalents                                $   2,900,888
Portfolio investments at fair value                          1,089,375
                                                         -------------
    Total assets                                         $   3,990,263
                                                         -------------
                                                         -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable and accrued interest                     $     588,029
  Accounts payable and accrued expenses                        126,220
                                                         -------------
    Total liabilities                                          714,249
                                                         -------------

Stockholders' equity:
  Common stock, $.001 par value; authorized
   40,000,000 shares; 1,125,270 shares
   issued and outstanding                                        1,125
  Additional paid-in capital                                 6,534,795
  Accumulated deficit                                       (3,259,906)
                                                         -------------

    Total stockholders' equity                               3,276,014
                                                         -------------

    Total liabilities and stockholders' equity           $   3,990,263
                                                         -------------
                                                         -------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                                               1995           1994
Investment income:
  Interest                                                                $   126,781     $   54,018
  Other                                                                        29,212              0
                                                                          -----------     ----------

          Total investment income                                             155,993         54,018
                                                                          -----------     ----------

Operating expenses:
  General and administrative                                                  172,448        136,733
  Legal                                                                        98,499        230,207
  Audit                                                                        44,100         61,696
  Interest                                                                    200,529         34,143
  Discontinued merger costs                                                         0        127,481
                                                                          -----------     ----------

          Total operating expenses                                            515,576        590,260
                                                                          -----------     ----------

          Operating loss                                                     (359,583)      (536,242)
                                                                          -----------     ----------

Other income:
  Net proceeds from settlement of a lawsuit                                         0      2,624,198
                                                                          -----------     ----------

Realized and unrealized gain (loss) on investments:
  Net realized gain on investments                                          1,504,927         67,364
  Net increase (decrease) in unrealized appreciation of investments          (792,896)       613,273
                                                                          -----------     ----------

          Net realized and unrealized gain on investments                     712,031        680,637
                                                                          -----------     ----------

Income before income taxes                                                    352,448      2,768,593
Income tax expense                                                             95,894              0
                                                                          -----------     ----------

          Net income                                                      $   256,554     $2,768,593
                                                                          -----------     ----------
                                                                          -----------     ----------

Net income per common share                                               $      0.23     $     2.46
                                                                          -----------     ----------
                                                                          -----------     ----------

Weighted average number of shares                                           1,125,270      1,125,270
                                                                          -----------     ----------
                                                                          -----------     ----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                               Shares          Par         Paid-In       Accumulated
                                            Outstanding       Value        Capital         Deficit         Total
                                           ------------   ------------   ------------   ------------   ------------
Balance, January 1, 1994                      1,125,270   $      1,125   $  6,534,795  $  (6,285,053)   $   250,867

Net income                                            0              0              0      2,768,593      2,768,593

Balance, December 31, 1994                    1,125,270          1,125      6,534,795     (3,516,460)     3,019,460
Net income                                            0              0              0        256,554        256,554
                                           ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1995                    1,125,270   $      1,125   $  6,534,795  $  (3,259,906)   $ 3,276,014
                                           ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                                                         1995           1994
                                                                                                   ------------   ------------
Cash flows from operating activities:
       Net income                                                                                  $    256,554   $  2,768,593
         Adjustments to reconcile net income to net cash provided by
            (used in) operating activities:
         Decrease (increase) in unrealized appreciation of investments                                  792,896       (613,273)
         Gain on sale of investment                                                                  (1,504,927)       (67,364)
         Interest accrued but not paid on defaulted note                                                200,529         24,000
         Decrease in other receivables                                                                        0         10,000
         Increase (decrease) in accounts payable and accrued expenses                                  (203,891)         8,468
                                                                                                   ------------   ------------

                Net cash provided by (used in) operating activities                                    (458,839)     2,130,424
                                                                                                   ------------   ------------

Cash flows from investing activities:
       Proceeds from sale of investment                                                               1,505,469         67,424
       Purchase of note receivable                                                                            0       (500,000)
       Proceeds from note receivable                                                                    522,514              0
                                                                                                   ------------   ------------

                Net cash provided by (used in) investing activities                                   2,027,983       (432,576)
                                                                                                   ------------   ------------

Cash flows from financing activities:
       Principal payments on long-term debt                                                                   0       (759,000)
                                                                                                   ------------   ------------

                Net cash used in financing activities                                                         0       (759,000)
                                                                                                   ------------   ------------

Net increase in cash                                                                                  1,569,144        938,848

Cash, beginning of year                                                                               1,331,744        392,896
                                                                                                   ------------   ------------

Cash, end of year                                                                                  $  2,900,888   $  1,331,744
                                                                                                   ------------   ------------
                                                                                                   ------------   ------------

Supplemental disclosures of cash flow information:
       Cash paid during the year for interest                                                      $          0   $     70,736
                                                                                                   ------------   ------------
                                                                                                   ------------   ------------

       Cash paid during the year for income taxes                                                  $     39,087   $          0
                                                                                                   ------------   ------------
                                                                                                   ------------   ------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BUSINESS

     Boca Raton Capital Corporation and Subsidiaries (the "Company") was a non-diversified, closed-end investment company, which had elected and was granted the status as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). During 1995, the Company's Board of Directors were of the opinion that the shareholders return on assets was not sufficient to continue operations as a BDC. As such, the Company's election to withdraw from its status as a BDC was filed with the Securities and Exchange Commission and became effective as of December 22, 1995. It is the Company's current intention to seek to be merged with an operating company. No material impact to the financial statements resulted from the Company's change in status.

     While a BDC, the Company's primary investment objective had been to seek long-term capital appreciation by making debt and equity investments in established and emerging operating companies. In addition, as a secondary investment objective, the Company sought to provide services to its investee companies in return for management and transaction fees. The Company's investments have generally taken the form of equity securities, usually common stock.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash in money market accounts and certificates of deposits. All highly liquid investments with a maturity when purchased of three months or less are considered to be cash equivalents.

     VALUATION OF PORTFOLIO INVESTMENTS

     During 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, investments are classified as either held to maturity, trading or available for sale depending upon whether the investment is a debt or equity security and management's intent with regards to the investment. The Company's investment in RailAmerica has been classified as trading which calls for the investment to be carried at fair value and changes in market value be credited or charged to income. Investments for which market quotations are

BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     VALUATION OF PORTFOLIO INVESTMENTS, CONTINUED

     readily available are valued at market.   In the absence of market
     quotations, investments are valued at their fair value as determined in good faith by the Board of Directors. Due to the inherent uncertainty of this valuation, these estimates may differ significantly from the values that would have been used had a ready market for the investments existed. Although SFAS No. 115 generally does not apply to restricted securities, it is management's belief that the current restrictions on the resale of the RailAmerica shares will be removed within the next year. As a result of this, SFAS No. 115 is applicable. The adoption of SFAS No. 115 had no material impact on the results of operations of the Company because under its status as a BDC in 1994 and for part of 1995, the Company valued its investments in the same manner as required under SFAS No. 115.

     NET INCOME PER COMMON SHARE

     Net income per common share is computed using the weighted average number of common shares outstanding during each year.

     RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with the current year presentation. These reclassifications have no effect on net income.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, particularly with respect to the fair value determination of investments, and the differences could be material.

2.   PORTFOLIO INVESTMENTS:

     The Company's investment in RailAmerica, Inc., as of December 31, 1995, is comprised of 375,000 shares of common stock, which represents an 8% interest in that company. The fair value of this investment as determined by the Board of Directors is $1,089,375, compared to the Company's cost of $626. At December 31, 1995, all of the shares were subject to a lock-up agreement that restricts the Company's ability to sell the shares. In light of this, at December 31, 1995, the Board of Directors reduced the fair value of these shares by twenty percent from the average of the bid and asked prices. The shares are also subject to restrictions under Rule 144.

BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.   DEFAULTED NOTE PAYABLE AND ACCRUED INTEREST:

     Defaulted note payable and accrued interest consist of the following:


     Defaulted note payable (1)                   $    303,301
     Accrued interest                                  284,728
                                                  ------------
          Total defaulted note payable
           and accrued interest                   $    588,029
                                                  ------------
                                                  ------------


(1) The defaulted note payable was to a financial institution which was taken over by regulatory authorities. At the time of the takeover, the Company suspended payments on this note in an effort to negotiate extensions, refinance the obligation or reach a settlement. The Company adjusted the cumulative interest accrued on the note to reflect the default rate of 18% in 1995. The Company has attempted but has been unsuccessful at settling the obligation as of the date hereof.

4.   INCOME TAXES:

     The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.


     Current:
      Federal                                $   62,945
      State                                      32,949
                                             ----------
                                                 95,894
                                             ----------

     Deferred:
      Federal                                         0
      State                                           0
                                             ----------

                                                      0
                                             ----------

    Total provision                          $   95,894
                                             ----------
                                             ----------

BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.   INCOME TAXES, CONTINUED:

     The significant components of the net deferred tax assets as of December 31, 1995, are as follows:


     Deferred tax assets:
       Net operating loss carryforward                $1,238,000
       Other                                              98,000
       Valuation allowance                              (926,000)
                                                      -----------
                                                         410,000
                                                      -----------
     Deferred tax liability:
       Net unrealized appreciation of investments       (410,000)
                                                      -----------
       Net deferred tax assets                        $        0
                                                      -----------
                                                      -----------

     SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 1995, the Company has established a valuation allowance against net deferred tax assets of approximately $926,000.

     For income tax purposes, the Company had a change in ownership during 1993 in connection with a private placement offering. The change in ownership results in an annual limitation on the amount of pre-change ownership net operating loss carryforwards which can be utilized to offset the Company's future taxable income. The annual limitation is approximately $128,000 and will be increased by the Company's pre-change built in gains when recognized.

     As of December 31, 1995, the Company has available for federal income tax reporting purposes pre-change net operating losses of approximately $3,086,000 and post-change net operating losses of approximately $381,000 These net operating loss carryforwards expire in the years 1998 through 2008.

     RATE RECONCILIATION

     A reconciliation of the difference between actual income tax expense and income taxes computed at the federal statutory tax rate is as follows:


     Federal statutory rate                                34.00 %

     State rate net of federal benefit                      3.63 %

     Benefit of NOL with prior period
      valuation allowance                                 (10.42)%
                                                      ------------
                                                           27.21 %
                                                      ------------
                                                      ------------

BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.   PROCEEDS FROM SETTLEMENT OF LITIGATION:

     In March 1987, the Company filed suit against certain former selling stockholders of Diversified Electronic Components, Inc. (DIELCO) a former subsidiary which terminated its operations, and its former auditors claiming misrepresentation, fraud, negligence, breach of fiduciary duty, securities law violation and breach of contract and sought recision of this purchase as well as actual and punitive damages. In April 1991, the Company was awarded damages pursuant to a jury verdict in the civil action against said auditors. The former auditors appealed the verdict. In January 1994, the judgment was affirmed by the appellate court and the Company was awarded approximately $4 million. After attorneys fees and costs, the Company received $2,624,198. This amount has been recorded as other income in the Consolidated Statement of Income for the year ended December 31, 1994.

6.   CONCENTRATION OF CREDIT RISK:

     The Company's financial instruments that are potentially exposed to concentrations of credit risk consist primarily of cash and the investment in RailAmerica.

     As of December 31, 1995, the Company had approximately $2.8 million of cash and cash equivalents in excess of Federal insurance limits. In assessing its risk, the Company has policies whereby it banks only with reputable financial institutions. In March 1996, the Company paid a special cash distribution (see Note 10) of approximately $2.5 million from such amounts.

     The Company with its investment in RailAmerica is more susceptible to factors adversely affecting this investment than a Company whose investments are more diversified.

7.   RELATED PARTY TRANSACTIONS:

     The Company and Josephthal were parties to a financial consulting agreement through March 1995 for which the Company paid Josephthal $3,000 a month in consulting fees for services provided by Mr. Alan Jacobs, President and Chief Executive Officer of the Company. Until January 1, 1996, Mr. Jacobs was an employee of Josephthal. In addition, the consulting agreement obligates, until January 1, 1996, the Company to pay Josephthal a contingent transaction fee equal to two percent (2%) of the amount of any financing or value of any transaction in connection with which Josephthal, at the written request of the Company, renders advisory services to the Company, but the source of such financing or transaction is not Josephthal. The Company also is required to pay Josephthal contingent transaction fees for financing of transactions introduced to the Company by Josephthal as agreed to on a transaction-by-transaction basis. The consulting agreement is for a five year term ending December 31, 1997, except that, the agreement may be terminated by either party upon thirty days' prior written
     notice.   In March 1995, the consulting agreement with Josephthal was terminated. Beginning in April 1995 and through December 31, 1995, the Company agreed to pay Mr. Jacobs $3,000 a month in consulting fees directly. Starting in 1996, the monthly consulting fee was increased to $5,000 per month.

BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.   RELATED PARTY TRANSACTIONS, CONTINUED:

     Pursuant to a consulting agreement, the Company paid Mr. Franklyn Weichselbaum, as the Treasurer and Chief Financial Officer of the Company, $2,200 per month in consulting fees. Starting in 1996, the monthly consulting fee was increased to $3,500 per month. In addition to the monthly consulting fees, the Company paid Mr. Weichselbaum $70,000 in 1994 for the consulting services he rendered in connection with the proposed merger with Weitzer Homebuilders. The Company expensed the $70,000 as discontinued merger costs (See Note 8).

8.   DISCONTINUED MERGER COSTS:


     The Company had entered into a definitive agreement with Harry Weitzer and a number of entities controlled by Weitzer (collectively known as Weitzer Homebuilders) which provided for the purchase of all of Weitzer's interest in Weitzer Homebuilders for approximately 4,524,000 shares of Boca Raton Capital Corporation common stock. This agreement was terminated and $127,481 of costs associated with the proposed merger were charged to income in the Consolidated Statement of Income for the year ended
     December 31, 1994.

     A note receivable from Weitzer Financial, Inc. in the amount of $500,000, which accrues interest at prime plus 1%, was issued on June 30, 1994, and was payable one year from the date of issuance. The value of this investment, as determined by the Board of Directors, was the original cost of $500,000 plus the accrued interest. In July 1995, payment was received in full on the note.

9.   RECEIVERSHIP:

     On September 6, 1994, the Securities and Exchange Commission filed a "Complaint for Preliminary Injunction and other Equitable Relief", stating the Company was in violation of Section 56 of the Investment Company Act of 1940, which requires the Company to have a Board of Directors who are not "interested persons", as defined in Section 2(a)(19) of the 1940 Act. The "Consent Order for Preliminary Injunction and other Ancillary Relief" was granted and the commission deemed it appropriate for the protection of the Company's shareholders and the investing public to petition the United States District Court to appoint a receiver. The appointed receiver, Daniel H. Aronson, was granted full and exclusive power, duty and authority to administer and manage the Company's affairs. On March 14, 1995, the Court entered an order granting the motion of the receiver to approve the election of the newly constituted Board of Directors and other administrative procedures, the dismissal and discharge of the receiver and the termination of the receivership created under the Consent Order.

BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.  SUBSEQUENT EVENTS:

     On January 11, 1996, the Board of Directors approved the payment of a retainer to each director of the Company of $10,000 for services to be rendered as a director during 1996 and granted 10,000 options to each of the four independent directors and to its two officers. This retainer is in addition to the normal recurring fees received of $1,500 per director per meeting attended. Each option entitles the holder, for a period of four years commencing on April 15, 1996, to purchase shares of the Company's common stock at an exercise price of $3.00 per share. The exercise price exceeded the market price per share and the book value per share of the Company's common stock on the date of grant. The exercise price was subsequently adjusted to $0.75 per share to reflect the special cash distribution discussed below.

     On January 11, 1996, the Board of Directors approved a special cash distribution of $2.25 per share to the shareholders of record on January 11, 1996. The special cash distribution was approved by the Company's shareholders at a special meeting held on February 29, 1996 and the special cash distribution was paid on March 11, 1996. Had the transaction been consummated on December 31, 1995, cash and stockholders' equity would have each been reduced by $2.5 million.

                                  EXHIBIT INDEX

                                                                    Sequentially
                                                                      Numbered
Exhibit                                                                 Page
- -------                                                             ------------

10.19 Option Agreement, dated as of January 11, 1996, between the Company and Alan L. Jacobs.

10.20 Option Agreement, dated as of January 11, 1996, between the Company and Robert H. Arnold.

10.21 Option Agreement, dated as of January 11, 1996, between the Company and Ronald L. Miller.

10.22 Option Agreement, dated as of January 11, 1996, between the Company and C. Lawrence Rutstein.

10.23 Option Agreement, dated as of January 11, 1996, between the Company and Alan H. Weingarten.

10.24 Option Agreement, dated as of January 11, 1996, between the Company and Franklyn B. Weichselbaum.

22.2 Proxy Statement for Special Meeting of shareholders in lieu of the Annual Meeting on December 15, 1995.

22.3    Proxy Statement for Special Meeting of shareholders on
        February 29, 1996.

27.     Financial Data Schedules.

99.3 Notification of Withdrawal of Election to be subject to Sections 55 through 65 of the Investment Company Act of
        1940 filed pursuant to Section 54(c) of the Investment
        Company Act of 1940.