Form 10QSB
period 1996-03-31
BOCA RATON CAPITAL CORP /FL/
filed 1996-05-13
CIK 811220

             U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                           -----------


                           FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                 COMMISSION FILE NUMBER  0-16631



                 BOCA RATON CAPITAL CORPORATION
 -----------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

              FLORIDA                             59-2763089
 --------------------------------      ------------------------------
  (State or other jurisdiction of            (IRS Employer I.D. No.)
   incorporation or organization)

                  6516 Via Rosa, Boca Raton, FL  33433
                ----------------------------------------
                (Address of principal executive offices)

                            (407) 750-2252
                 ---------------------------------------
                       (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No
   ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,125,270 shares as of May 8, 1996.

                  BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-QSB

                            QUARTER ENDED MARCH 31, 1996

Page                                                                       No.
- ----                                                                       ---
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets -
              March 31, 1996 and December 31, 1995                           3

              Consolidated Statements of Operations -
              Three Months Ended March 31, 1996 and 1995                     4

              Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1996 and 1995                     5

              Notes to Consolidated Financial Statements -                   6

Item 2        Management's Discussion and Analysis -                         8

PART II       OTHER INFORMATION

Item 3        Defaults Upon Senior Securities                               10

Item 4        Submission of Matters to a Vote of Security Holders           10

Item 5        Other Information                                             11

Item 6        Exhibits and Reports on Form 8-K                              11

              Signatures                                                    12

              BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    March 31, 1996 and December 31, 1995


ASSETS                                                 1996           1995
- -------                                            -----------    -----------
                                                   (Unaudited)         *

Cash and cash equivalents                          $   142,788    $ 2,900,888
Portfolio investments at fair value                  1,089,375      1,089,375
Other                                                   38,500          -
                                                    ----------     ----------
   Total assets                                    $ 1,270,663    $ 3,990,263
                                                    ----------     ----------
                                                    ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes payable and accrued interest              $   601,675    $   588,029
   Accounts payable and accrued expenses                75,132        126,220
                                                    ----------     ----------
    Total senior indebtedness                          676,807        714,249
                                                    ----------     ----------

    Total liabilities                                  676,807        714,249
                                                    ----------     ----------

Stockholders' equity:

   Common stock, $.001 par value; authorized
    40,000,000 shares; issued and outstanding,
    1,125,270 shares at March 31, 1996 and
    December 31, 1995, respectively                      1,125          1,125
   Additional paid-in capital                        4,002,937      6,534,795
   Accumulated deficit                              (3,410,206)    (3,259,906)
                                                    ----------     ----------
    Total stockholders' equity                         593,856      3,276,014
                                                    ----------     ----------

    Total liabilities and stockholders' equity     $ 1,270,663    $ 3,990,263
                                                    ----------     ----------
                                                    ----------     ----------








*From audited financial statements
            See accompanying notes to consolidated financial statements.

              BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             for the three months ended March 31, 1996 and 1995
                               (Unaudited)



                                              Three months ended March 31,
                                              ----------------------------
                                                   1996          1995
                                              ------------- --------------
Investment income:
  Interest income                              $   25,043     $   22,972
  Other                                            -              29,213
                                                ---------      ---------
                                                   25,043         52,185
                                                ---------      ---------

Operating expenses:
  General and administrative                      120,490         47,815
  Legal                                            29,667         52,101
  Audit and tax                                     8,600         21,850
  Interest                                         16,587          6,000
                                                ---------      ---------
    Total operating expenses                      175,344        127,766
                                                ---------      ---------

    Operating loss                               (150,301)       (75,581)
                                                ---------      ---------

Unrealized gains on investments:
  Net increase in unrealized appreciation
   of investments                                  -             628,906
                                                ---------      ---------
    Unrealized gains on investments                     0        628,906
                                                ---------      ---------
    Net income (loss)                          $ (150,301)     $ 553,325
                                                ---------      ---------
                                                ---------      ---------
Earnings per share:

    Weighted average number of shares           1,125,270      1,125,270
                                                ---------      ---------
                                                ---------      ---------

    Net income                                 $    (0.13)    $     0.49
                                                ---------      ---------
                                                ---------      ---------




        See accompanying notes to consolidated financial statements.

              BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the three months ended March 31, 1996 and 1995
                               (Unaudited)


                                                       1996           1995
                                                    -----------    ----------
Cash flows from operating activities:
  Net income (Loss)                                 $  (150,301)   $  553,325
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
    Increase in appreciated value of investments          -          (641,406)
    Increase in other assets, net                       (38,500)      (64,213)
    Decrease in accounts payable
      and accrued expenses                              (37,441)     (120,638)
                                                     -----------    ----------
      Net cash provided by (used in) operating
        activities                                     (226,242)     (272,932)
                                                     -----------    ----------
Cash flows from financing activities:
  Payment of special cash distribution on
   common stock                                      (2,531,858)        -
                                                     -----------    ----------
Net increase in cash                                 (2,758,100)     (272,932)

Cash, beginning of period                             2,900,888     1,331,744
                                                     -----------    ----------
Cash, end of period                                 $   142,788    $1,058,812
                                                     -----------    ----------
                                                     -----------    ----------
Supplemental disclosures of cash flow
 information
  Cash paid during the year for interest            $     2,937          -
                                                     -----------    ----------
                                                     -----------    ----------










             See accompanying notes to consolidated financial statements.

                 BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

     The consolidated financial statements of Boca Raton Capital Corporation and Subsidiaries (the Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

     In the opinion of management, the consolidated financial statements contain all adjustments which are of a recurring nature, and disclosures necessary to present fairly the consolidated balance sheets of the Company as of March 31, 1996 and December 31, 1995, the related consolidated statements of operations for the three months ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the three months ended March 31, 1996 and 1995.

     The Company was a non-diversified, closed-end investment company, which had elected and was granted the status as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). During 1995, the Company's Board of Directors were of the opinion that the shareholders' return on assets was not sufficient to continue operations as a BDC. As such, the Company's election to withdraw from its status as a BDC was filed with the Securities and Exchange Commission and became effective on December 22, 1995. It is the Company's current intention to seek to be merged with an operating company. No material impact to the financial statements resulted from the change of status.

NOTE 2:   VALUATION OF PORTFOLIO INVESTMENTS

     During 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, investments are classified as either held to maturity, trading or available for sale depending upon whether the investment is a debt or equity security and management's intent with regards to the investment. The Company's investment in RailAmerica has been classified as trading which calls for the investment to be carried at fair value and changes in market value be credited or charged to income. Investments for which market quotations are readily available are valued at market. In the absence of market quotations, investments are valued as determined in good faith by the Board of Directors. Due to the inherent uncertainty of this valuation, these estimates may differ significantly from the values that would have been used had a ready market for the investments existed. Although SFAS No. 115 generally does not apply to restricted securities, it is management's belief that the current restrictions on the resale of the RailAmerica shares will be removed within the next year. As a result of this, SFAS No. 115 is applicable. The adoption of SFAS No. 115

                 BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2:   VALUATION OF PORTFOLIO INVESTMENTS - continued

had no material impact on the results of operations of the Company because under its status as a BDC for part of 1995, the Company valued its investments in the same manner as required by SFAS No. 115.

     The Company's investment in RailAmerica, Inc., as of March 31, 1996, is comprised of 375,000 shares of common stock, which represents approximately 8% interest in RailAmerica, Inc.. The fair value of this investment as determined by the Board of Directors was $1,089,375, compared to the Company's cost of $626. At March 31, 1996, all shares were subject to a lock-up agreement that restricts the Company's ability to sell the shares. In light of this, at March 31, 1996, the Board of Directors reduced the fair value of these shares by twenty percent from the average of the bid and asked prices. Transfer of the shares are also subject to the provisions of Rule 144.

NOTE 3: INCOME TAXES

     For income tax purposes, the Company had a change in ownership during 1993 in connection with its private placement offering. The change in ownership results in an annual limitation on the amount of pre-change ownership net operating loss carryforwards which can be utilized to offset the Company's future taxable income. The annual limitation is approximately $128,000 and will be increased by the Company's pre-change built in gains when recognized.

     As of December 31, 1995, the Company has available for federal income tax reporting purposes pre-change net operating losses of approximately $3,086,000 and post-change net operating losses of $381,000. The net operating loss carryforwards expire in years 1998 through 2008.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     The Company reported net income (loss) of $(150,301) and $553,325 for the three months ended March 31, 1996 and 1995, respectively. Included in net income for the three months ended March 31, 1995 was a net increase of $628,906 in the unrealized appreciation of investments for the three months ended March 31, 1995. The balance of net income consisted of investment income of $25,043 and $52,185 less operating expenses of $175,344 and $127,766 for the three months ended March 31, 1996 and 1995, respectively.

     Total investment income of $25,043 for the three months ended March 31, 1996 consisted of interest income. This is compared to total investment income of $52,185 for the three months ended March 31, 1995 which consisted of other income of $29,213 and interest income of $22,972. The decrease in investment income is a result of the other income received in 1995.

     Operating expenses for the three months ended March 31, 1996 consisted of general and administrative expenses of $120,490, professional fees of $38,267 and interest expense of $16,587. Such expenses for the comparable period of 1995 consisted of general and administrative expenses of $47,815, professional fees of $73,951 and interest expense of $6,000. The increase of $72,675 in general and adminitrative expenses was primarily a result of the payment in January 1996 of an annual retainer fee for 1996 of $10,000 per director ($50,000 in the aggregate), an increase from $5,700 to $8,500 per month in the aggregate monthly fees paid to two officers of the Company and costs related to a special meeting of shareholders. The increases in general and administrative and interest expenses were partially offset by decreases in professional fees of $35,684 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has $142,788 in cash and total liabilities of $676,807 at March 31, 1996. The Company has no liabilities due longer than twelve months.

     The Company has no sources of cash flow at present apart from interest income. The Company has minimal current operating expenses.

     At March 31, 1996 the Company did not maintain lines of credit, and none are anticipated. The Company's only material asset, other than cash, consisted of 375,000 unregistered shares of RailAmerica, Inc. common stock which may be sold under rule 144 of the Securities Act of 1933, as amended, provided, however, such shares are subject to a contractual restriction on transfer. The Company does, however, have the right to pledge such restricted shares. As of March 31, 1996, the 375,000 shares of RailAmerica, Inc. had an approximate market value of $1,089,375.

     On March 11, 1996, the Company paid a special cash distribution (the "Special Distribution) of $2.25 per share on each share of Common Stock outstanding of record on January 11, 1996. The special cash distribution was declared, by the Board of Directors, subject to shareholder approval, on January 11, 1996. The Company's shareholders approved the Special Distribution at the 1996 Special Meeting held on February 29, 1996. See "Item 4 - Submission of Matters to a Vote of Security Holders." The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors, subject to shareholder approval, and will depend upon, among other things, the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. Except for the Special Distribution, the Company has not paid any cash dividends since its inception and does not intend to pay any cash dividends on the Common Stock in the foreseeable future, but presently intends to retain all earnings, if any, for use in its business operations.

                          PART II.  OTHER INFORMATION

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     An instrument of indebtedness reflecting an obligation of the Company was in default at March 31, 1996. The following information identifies the indebtedness, indicates the nature and amount of the default, and the total arrearage as of a recent date. The Company is engaged in settlement negotiations on this obligation.

       Prime plus 1.5% $315,400 unsecured promissory note dated
       April 5, 1990, due April 4, 1992. Principal of $303,300 is in default. Total arrearage was $601,675 as of March 31, 1996.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the first quarter of fiscal 1996, the approval of a special cash distribution (the "Special Distribution") of $2.25 per share of common stock of the Company, $.001 par value per share ("Common Stock"), payable out of the Company's capital surplus, on each share of the Common Stock outstanding of record at the close of business on January 11, 1996 was submitted to a vote of security holders at a special meeting (the "1996 Special Meeting") of shareholders held on February 29, 1996. At the 1996 Special Meeting, the shareholders approved the Special Distribution. The Special Distribution was paid by the Company on March 11, 1996. The record date for the 1996 Special Meeting was the close of business on January 11, 1996. On that date, the Company had 1,125,270 shares of Common Stock outstanding. There were 941,612 shares present in person or represented by proxy at the 1996 Special Meeting. The shares present in person or represented by proxy were voted as follows:

Proposal - - Special Distribution

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

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedules

(b) On January 11, 1996 the Company filed a report on Form 8-K in connection with the withdrawal of its election of status as a business development company under the Investment Company Act of 1940, as amended, and on March 21, 1996 the Company filed a report on Form 8-K in connection with the payment of a special cash distribution of $2.25 per share on each outstanding share of its Common Stock of record at the close of business on January 11, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 1996                      /s/ Alan L. Jacobs
                                       -------------------------
                                       Alan L. Jacobs, President
                                       (Principal Executive Officer)


Date: May 9, 1996                      /s/ Franklyn B. Weichselbaum
                                       ----------------------------
                                       Franklyn B. Weichselbaum
                                       Chief Financial Officer & Treasurer

                                 EXHIBIT INDEX

Exhibit
- -------

 27.1            Financial Data Schedules