Form 10QSB
period 1995-09-30
BOCA RATON CAPITAL CORP /FL/
filed 1996-06-14
CIK 811220

           U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                        ---------------

                          FORM 10-QSB

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995
                 Commission File Number 0-16631



                    BOCA RATON CAPITAL CORPORATION
- -------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            FLORIDA                                       59-2763089
- -------------------------------------------------------------------------------
    (State or other jurisdiction of                 (IRS Employer I.D. No.)
    incorporation or organization)

              6516 Via Rosa, Boca Raton, FL  33433
     --------------------------------------------------------------------
        (Address of principal executive offices)

                         (407) 750-2252
     --------------------------------------------------------------------
                  (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,125,283 shares as of November 8, 1995.

        BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES

                      INDEX TO FORM 10-QSB

                QUARTER ENDED SEPTEMBER 30, 1995

Page                                                               No.
- ----                                                               ---
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets -                            3
           September 30, 1995 and December 31, 1994

           Consolidated Statements of Operations -
           Nine and Three Months Ended September 30, 1995 and 1994  4

           Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1995 and 1994            5

           Notes to Consolidated Financial Statements -             6

Item 2     Management's Discussion and Analysis -                   9

PART II    OTHER INFORMATION

Item 3     Defaults Upon Senior Securities -                       11

Item 5     Other Information                                       11

Item 6     Exhibits and Reports on Form 8-K -                      11

           Signatures

                 BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                                               1995          1994
ASSETS                                                       UNAUDITED      AUDITED
- ----------                                                  ----------     ---------
 Portfolio investments at fair value                       $ 1,208,438    $ 2,405,327
 Cash                                                        2,912,352      1,331,744
 Other                                                          53,087          -
                                                           -----------    -----------
    Total assets                                           $ 4,173,877    $ 3,737,071
                                                           -----------    -----------
                                                           -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------
Liabilities:
 Senior indebtedness:
  Notes payable and accrued interest                       $   405,502    $   387,500
  Accounts payable and accrued expenses                         32,273        330,111
                                                           -----------    -----------
   Total senior indebtedness                                   437,775        717,611
                                                           -----------    -----------

   Total liabilities                                           437,775        717,611
                                                           -----------    -----------

Commitments and contingencies

Stockholders' equity:
 Common stock, $.001 par value; authorized 40,000,000
  shares issued and outstanding, 1,125,283 shares
  at September 30, 1995 and December 31, 1995, respectively      1,125          1,125
 Additional paid-in capital                                  6,534,795      6,534,795
 Accumulated net investment gain (loss) and
  net realized gain (loss)                                  (4,007,631)    (5,398,105)
 Net unrealized appreciation of investments                  1,207,813      1,881,645
                                                           -----------    -----------
   Total stockholders' equity (net asset
    value per share, $3.32 and $2.68 at September 30,
    1995 and December 31, 1994, respectively)                3,736,102      3,019,460
                                                           -----------    -----------

   Total liabilities and
    stockholders' equity                                   $ 4,173,877    $ 3,737,071
                                                           -----------    -----------
                                                           -----------    -----------

         See accompanying notes to consolidated financial statements.

                BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                            Nine months ended        Three months ended
                                                              September 30,            September 30,
                                                        ------------------------  ------------------------
                                                             1995        1994         1995        1994
                                                             ----        ----         ----        ----
Investment income:
 Interest income                                         $   87,114  $   -        $   36,801  $   -
 Other                                                       29,213      48,424       -           19,092
                                                         ----------  ----------   ----------  ----------
                                                            116,327      48,424       36,801      19,092
                                                         ----------  ----------   ----------  ----------

Operating expenses:
 General and administrative                                 161,381      94,007       29,765      45,068
 Audit and tax                                               31,100      61,696        5,250      25,446
 Discontinued merger costs                                    -         105,556        -         105,556
 Interest                                                    18,000      26,143        6,000       7,463
                                                         ----------  ----------   ----------  ----------

   Total operating expenses                                 210,481     289,402       41,015     183,553
                                                         ----------  ----------   ----------  ----------

Net investment income                                       (94,154)   (240,978)      (4,214)   (164,461)
                                                         ----------  ----------   ----------  ----------

Other income:
 Proceeds from litigation                                     -       2,624,198        -           -
                                                         ----------  ----------   ----------  ----------

Realized and unrealized gains on investments:
 Net increase in realized appreciation of
  investments                                             1,504,928      29,832      705,836         408
 Net increase (decrease) in unrealized appreciation of
  investments                                              (673,833)  1,074,210     (874,398)  1,118,750
                                                         ----------  ----------   ----------  ----------

    Realized and unrealized gains on investments, net       831,094   1,104,042     (141,563)  1,119,158
                                                         ----------  ----------   ----------  ----------

    Net income before income taxes                          736,940   3,487,262     (145,777)    954,697

    Provision for income taxes                               20,300      -            20,300        -
                                                         ----------  ----------   ----------  ----------

    Net income                                           $  716,640  $3,487,282   $ (166,077) $  954,697
                                                         ----------  ----------   ----------  ----------
                                                         ----------  ----------   ----------  ----------
Earnings per share:
 Weighted average number of shares                        1,125,283   1,125,283    1,125,283   1,125,283
                                                         ----------  ----------   ----------  ----------
                                                         ----------  ----------   ----------  ----------

Net income                                               $     0.64  $     3.10   $    (0.15) $     0.65
                                                         ----------  ----------   ----------  ----------
                                                         ----------  ----------   ----------  ----------

         See accompanying notes to consolidated financial statements.

           BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                               (UNAUDITED)

                                                                  1995           1994
                                                               -----------   -----------
Cash flows from operating activities:
 Net income                                                    $   716,640   $ 3,487,262
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
   Decrease (increase) in appreciated value of investments         673,833    (1,074,210)
   Gain on sale of investment                                   (1,504,928)      (67,424)
   Increase in other assets, net                                   (53,087)     (104,000)
   Decrease in accounts payable and accrued expenses              (279,833)     (180,171)
                                                               -----------   -----------

     Net cash provided by (used in) operating activities          (447,375)    2,025,457
                                                               -----------   -----------

Cash flows from investing activities:
 Proceeds from sale of investment                                2,027,983        67,439
 Advances from (to) and additional investments                       -          (511,205)
                                                               -----------   -----------

     Net cash provided by (used in) investing activities         2,027,983      (443,766)
                                                               -----------   -----------

Cash flows from financing activities:
 Principal payments on notes payable                                 -          (756,710)
                                                               -----------   -----------

     Net cash provided by (used in) financing activities                 0      (756,710)
                                                               -----------   -----------

Net increase in cash                                             1,580,608       824,981

Cash, beginning of period                                        1,331,744       392,896
                                                               -----------   -----------

Cash, end of period                                            $ 2,912,352   $ 1,217,877
                                                               -----------   -----------
                                                               -----------   -----------

Supplemental disclosures of cash flow information
 Cash paid during the year for interest                        $     -       $    34,877
                                                               -----------   -----------
                                                               -----------   -----------

         See accompanying notes to consolidated financial statements.

              BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

   The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

   In the opinion of management, the consolidated financial statements contain all adjustments which are of a recurring nature, and disclosures necessary to present fairly the consolidated balance sheets of the Company as of September 30, 1995 and December 31, 1994, the related consolidated statements of operations for the six months ended September 30, 1995 and
1994, and  the   consolidated statements of cash flows for the six months
ended September 30, 1995 and 1994.

   The Company is a non-diversified, closed-end investment company which elected to become a "Business Development Company" ("BDC") as that term is defined in the Small Business Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940 (the "1940 Act"). The 1940 Act requires that the portfolio investments of the Company be carried at fair value as determined in good faith by the Board of Directors.

NOTE 2: VALUATION OF PORTFOLIO INVESTMENTS

   In determining fair value, the following four basic methods of valuation are generally used:

- - COST
  The cost method is based on the original cost to the Company adjusted for amortization of original issue discounts and accrued interest for certain capitalized expenditures of the company. Such method is to be applied in the early stages of an investee's development until significant positive or adverse events subsequent to the date of the original investment require a change to another method.

- - PRIVATE MARKET
  The private market method uses actual or proposed third party transactions in the investee's securities as a basis for valuation, utilizing actual firm offers as well as historical transactions, provided that any offer used is seriously considered and welldocumented by the investee.

- - PUBLIC MARKET
  The public market method is the preferred method of valuation when there is an established public market for the investee's securities. In determining whether the public market method is sufficiently established for valuation purposes, the Company examines the trading volume, transferability restrictions, the number of shareholders and the number of market makers in the investee's securities, along with the trend in trading volume as compared to the Company's proportionate share of the investee's securities. The Company also considers the effect on fair value where it exercises control or significant influence over the investee. Typically, the Board of Directors values the ownership of the securities valued utilizing this method based upon the average of the bid and asked prices of the securities for the ten trading days prior to and including the last day of the Company's accounting period.

- - Appraisal
  The appraisal method is used to value an investment position after analysis of the best available outside information where there is no established public or private market in the investee's securities.

   The Company applied the public market method in its valuation of its common stock of RailAmerica, Inc. The total investment in the 375,000 shares of RailAmerica Inc. are available to be sold under Rule 144 of the Securities Act of 1933, as amended, except the shares are subject to a contractual restriction on transfer by the underwriter in connection with RailAmerica Inc.'s 1992 initial public offering. In light of this, at September 30, 1995 the Board of Directors reduced the fair value of these shares by twenty percent from the average of the bid and asked prices. No reduction was taken at September 30, 1994.

   The difference between the fair value of the Company's portfolio investments and their historical cost is reflected as a change in unrealized appreciation or depreciation in the Consolidated Statements of Operations.
It is the Company's policy to provide deferred income taxes on net unrealized appreciation in the value of its investment to the extent that such appreciation exceeds available net operating and capital loss carry forwards. The historical cost of the RailAmerica shares is $625 and the fair value is $1,208,438. These shares represents approximately 8% of the outstanding shares of RailAmerica Inc.

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

   As of December 31, 1994, the Company has available for federal income tax reporting purposes pre-change net operating losses of approximately $4,416,000 and post-change net operating losses of $100,000. The net operating loss carryforwards expire in years 1998 through 2008.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
   For the nine months ended September 30, 1995, the Company reported net income of $716,640. Included in net income was a net decrease in the unrealized appreciation of investments of $673,833 and an increase in the realized appreciation of investments of $1,504,928 for the nine months ended September 30, 1995 in the Company's investment in RailAmerica. The balance of net income consisted of a loss of $94,154 on total investment income of $116,327 (consisting of $87,114 of interest income and $29,213 of miscellaneous income) less operating expenses of $210,481.

   For the nine months ended September 30, 1994, the Company reported net income of $3,487,262. Included in net income was $2,624,198 received in satisfaction of a previously-obtained judgment in the Company's lawsuit against a certain accounting firm, which judgment had been appealed unsuccessfully by the accounting firm. Also included in net income was an increase in the unrealized appreciation of investments of $1,074,210 and an increase in the realized appreciation of investments of $67,424 for the nine months ended September 30, 1994 in the Company's investment in RailAmerica offset by a loss of $38,000 in Boca Raton Athletic Club, Inc. (a previously disposed of investee company). The balance of net income consisted of a loss of $240,978 on total investment income of $48,424 consisting of miscellaneous income less operating expenses of $289,402.

   Operating expenses for the nine months ended September 30, 1995 primarily consisted of general and administrative expenses of $192,481 (including $31,000 of audit and tax expenses) and interest expense of $18,000. Such expenses for the comparable period of 1994 consisted of general and administrative expenses of $155,703 (including $61,698 of audit and tax expenses) and $28,143 of interest expense. The increase in general and administrative expenses is a result of the increased legal fees in the first quarter in connection with compliance requirements associated with the examination conducted by the Securities and Exchange Commission in the prior year. These fees are did not continue beyond the first quarter. The Company's decrease in interest expense is a result of a reduction in outstanding debt. During the fourth quarter of 1993, the Company ceased active business operations and reduced its expenses to a minimum. During the first quarter of 1994, the Company settled two lawsuits regarding unpaid indebtedness and reduced its outstanding indebtedness as a result. The Company incurred additional costs in connection with the discontinued merger with Weitzer Homebuilders, Inc, in the period ending September 30, 1994, in the amount of $105,556.

   For the three months ended September 30, 1995, the Company reported a net loss of $212,015. Included in the net income was a net decrease in the unrealized appreciation of investments of $893,336 and an increase in the realized appreciation of investments of $705,836 in the Company's investment in RailAmerica. The balance of net income consisted of a loss of $4,214 on total investment income of $36,801 consisting of interest income, less operating expenses of $41,015.

   For the three months ended September 30, 1994, the Company reported a net income of $954,697. Included in the net income was an increase in the unrealized appreciation of investments of $1,118,750 and an increase in the realized appreciation of investments of $38,408 for the three months ended September 30, 1994 in the Company's investment in RailAmerica offset by a loss of $38,000 in Boca Raton Athletic Club, Inc. (a previously disposed of investee company). The balance of net income consisted of a loss of $164,461 on total investment income of $19,092 of other income, less operating expenses of $183,553.

   Operating expenses for the three months ended September 30, 1995 primarily consisted of general and administrative expenses of $35,015 (including $5,250 of audit and tax expenses) and interest expense of $6,000. Such expenses for the comparable period of 1994 consisted of, general and administrative expenses of $70,514 (including $25,446 of audit and tax expenses) and $7,483 of interest expense. The decrease in general and administrative expenses is a result of the inactivity in the Company and the decrease in interest expense is a result of a reduction in outstanding debt. During the fourth quarter of 1993, the Company ceased active business operations and reduced its expenses to a minimum. The Company incurred additional costs in connection with the discontinued merger with Weitzer Homebuilders, Inc, in the period ending September 30, 1994, in the amount of $105,556.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company has $2,912,352 in cash and total liabilities of $437,775 at September 30, 1995. The Company has no liabilities due longer than twelve months.

   The Company's has no sources of cash flow at present apart from interest income and proceeds from any shares sold of RailAmerica. The Company has minimal current operating expenses.

   At September 30, 1995 the Company did not maintain lines of credit, and none are anticipated to be procured. The Company's only material assets, other than cash, consisted of a 375,000 shares of RailAmerica common stock, with an approximate market value of $1,162,500. These shares are subject to a restriction on sale imposed by the underwriter in connection with RailAmerica's 1992 initial public offering. The Company does, however, have the right to pledge such shares.

                  PART II.  OTHER INFORMATION

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

   An instrument of indebtedness owed by the Company was in default at September 30, 1995. The following information identifies the indebtedness, indicates the nature and amount of the default, and the total arrearage as of a recent date.


       Prime plus 1.5% $315,400 unsecured promissory note dated
       April 5, 1990, due April 4, 1992. Principal of $303,300 is in default. Total arrearage was $405,500 as of September 30, 1995.

ITEM 5 - OTHER INFORMATION

   On October 16, 1995, the Company's Board of Directors announced that it had met during the previous week to discuss alternatives for maximizing shareholder value including seeking an appropriate merger candidate. In order to enhance the Company's ability to attract potential merger opportunities, the Board of Directors has decided to hold a special meeting of shareholders to solicit the approval of the shareholders to withdraw the Company's election of business development company status under the Investment Company Act of 1940. Proxy materials relating to the withdrawal of the Company's election of business development company status will be prepared and mailed in the fourth quarter of 1995 in order to facilitate a meeting of the shareholders at the earliest practicable date.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is filed herewith:

     27   Financial Data Schedules


(b) The Company did not file a Form 8-K in the period covered by this Quarterly Report on Form 10-QSB; however, on June 20, 1995, the Company filed a report on form 8-K in connection with an order granting the motion of the Securities and Exchange Commission to dismiss an action, Civil Action No. 94-8517 (Judge Davis presiding), which was brought against the Company in the third quarter of 1994.

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 1995                     /s/ Alan L. Jacobs
                                           ------------------
                                           Alan L. Jacobs, President
                                           (Principal Executive Officer)


Date: November 8, 1995                     /s/ Franklyn B. Weichselbaum
                                           ------------------------------
                                           Franklyn B. Weichselbaum
                                           Chief Financial Officer & Treasurer

                                 EXHIBIT INDEX
                                 -------------


Exhibit
- -------

27        Financial Data Schedules