Form 10QSB
period 1996-06-30
BOCA RATON CAPITAL CORP /FL/
filed 1996-08-19
CIK 811220

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   ----------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                         Commission File Number 0-16631



                         BOCA RATON CAPITAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

               FLORIDA                                 59-2763089
   (State or other jurisdiction of              (IRS Employer I.D. No.)
    incorporation or organization)

                       6516 Via Rosa, Boca Raton, FL 33433
                    (Address of principal executive offices)

                                 (407) 750-2252
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,125,270 shares as of August 8, 1996.

                 BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                           QUARTER ENDED JUNE 30, 1996

                                                                       Page No.

PART I       FINANCIAL INFORMATION

Item 1       Financial Statements

             Consolidated Balance Sheets -
             June 30, 1996 and December 31, 1995                            3

             Consolidated Statements of Operations -
             Three and Six Months Ended June 30, 1996 and 1995              4

             Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1996 and 1995                        5

             Notes to Consolidated Financial Statements -                   6

Item 2       Management's Discussion and Analysis -                         8

PART II      OTHER INFORMATION

Item 3       Defaults Upon Senior Securities                               10

Item 4       Submission of Matters to a Vote of Security Holders           10

Item 6       Exhibits and Reports on Form 8-K                              10

             Signatures                                                    11

                BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1996 and December 31, 1995



ASSETS                                                 1996             1995
- ------------                                       -----------      -----------
                                                                          *
  Cash and cash equivalents                        $ 1,038,963      $ 2,900,888
  Portfolio investments at fair value                     --          1,089,375
  Other                                                 28,000             --
                                                   -----------      -----------
        Total assets                               $ 1,066,963      $ 3,990,263
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Liabilities:
    Notes payable and accrued interest             $      --        $   588,029
    Accounts payable and accrued expenses               56,814          126,220
                                                   -----------      -----------
      Total liabilities                                 56,814          714,249
                                                   -----------      -----------

Stockholders' equity:
  Common stock, $.001 par value;
    authorized 40,000,000 shares;
    issued and outstanding, 1,125,270
    shares at June 30, 1996 and
    December 31, 1995, respectively                      1,125            1,125
  Additional paid-in capital                         4,002,937        6,534,795
  Accumulated deficit                               (2,993,913)      (3,259,906)

                                                   -----------      -----------

        Total stockholders' equity                   1,010,149        3,276,014
                                                   -----------      -----------


        Total liabilities and
          stockholders' equity                     $ 1,066,963      $ 3,990,263
                                                   ===========      ===========


*    From audited financial statements


          See accompanying notes to consolidated financial statements.

                BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            for the six and three months ended June 30, 1996 and 1995



                                                                     Six months ended June 30,         Three months ended June 30,
                                                                   ----------------------------       -----------------------------
                                                                       1996             1995              1996              1995
                                                                   -----------      -----------       -----------       -----------
Investment income :
  Interest income                                                  $    27,503      $    50,313       $     2,460       $    27,341
  Gain on debt compromise                                              278,026             --             278,026              --
  Other                                                                   --             29,213              --                --
                                                                   -----------      -----------       -----------       -----------
                                                                       305,529           79,526           280,486            27,341
                                                                   -----------      -----------       -----------       -----------

Operating expenses:
  General and administrative                                           151,671           77,053            31,181            29,238
  Legal                                                                 28,804           54,563              --               2,462
  Audit and tax                                                         12,375           25,850             3,775             4,000
  Interest                                                               2,937           12,000           (13,650)            6,000
                                                                   -----------      -----------       -----------       -----------
        Total operating expenses                                       195,787          169,466            21,306            41,700
                                                                   -----------      -----------       -----------       -----------
        Operating income ( loss )                                      109,742          (89,940)          259,180           (14,359)
                                                                   -----------      -----------       -----------       -----------

Net realized and unrealized gains on investments:
    Net increase in realized appreciation of
      investments                                                    1,245,000          799,092         1,245,000           799,092
    Net increase (decrease) in unrealized
      appreciation of investments                                         --            173,565              --            (455,341)
                                                                   -----------      -----------       -----------       -----------
       Realized and unrealized gains on investments                  1,245,000          972,657         1,245,000           343,751
                                                                   -----------      -----------       -----------       -----------
       Net income                                                  $ 1,354,742      $   882,717       $ 1,504,180       $   329,392
                                                                   ===========      ===========       ===========       ===========

Earnings per share:
      Weighted average number of shares                              1,125,270        1,125,270         1,125,270         1,125,270
                                                                   ===========      ===========       ===========       ===========

      Net income                                                   $      1.20      $      0.78       $      1.34       $      0.29
                                                                   ===========      ===========       ===========       ===========


          See accompanying notes to consolidated financial statements.

                BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1996 and 1995



                                                       1996             1995
                                                   -----------      -----------
Cash flows from operating activities:
  Net income                                       $ 1,354,742      $   882,717
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Decrease in appreciated
        value of investments                              --           (198,488)
      Gain on sale of investment                    (1,245,000)        (799,092)
      Gain on debt compromise                         (278,026)            --
      Increase in other assets, net                    (28,000)         (53,712)
      Decrease in accounts payable
        and accrued expenses                           (69,408)        (211,375)
                                                   -----------      -----------
          Net cash provided by (used in)
            operating activities                      (265,692)        (379,950)
                                                   -----------      -----------

Cash flows from investing activities:
  Proceeds from sale of investment                   1,245,625          799,376
                                                   -----------      -----------
          Net cash provided by (used in)
            investing activities                     1,245,625          799,376
                                                   -----------      -----------

Cash flows from financing activities:
  Principal payments on notes payable                 (310,000)            --
  Dividend paid on common stock                     (2,531,858)            --
                                                   -----------      -----------
          Net cash provided by (used in)
            financing activities                    (2,841,858)            --
                                                   -----------      -----------
Net increase (decrease) in cash                     (1,861,925)         419,426

Cash, beginning of period                            2,900,888        1,331,744
                                                   -----------      -----------

Cash, end of period                                $ 1,038,963      $ 1,751,170
                                                   ===========      ===========

Supplemental disclosures of cash
  flow information
  Cash paid during the year for interest           $     2,937      $      --
                                                   ===========      ===========




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

     In the opinion of management, the consolidated financial statements contain all adjustments which are of a recurring nature, and disclosures necessary to present fairly the consolidated balance sheets of the Company as of June 30, 1996, and December 31, 1995, the related consolidated statements of operations for the six months ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995.

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

NOTE 2:   VALUATION OF PORTFOLIO INVESTMENTS

     During 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, " Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, investments are classified as either held to maturity, trading or available for sale depending upon whether the investment is a debt or equity security and management's intent with regards to the investment. The Company's investment in RailAmerica had been classified as trading which calls for the investment to be carried at fair value and changes in market value be credited or charged to income. Investments for which market quotations are readily available are valued at market. In the absence of market quotations, investments are valued as determined in good faith by the Board of Directors. Due to the inherent uncertainty of this valuation, these estimates may differ significantly from the values that would have been used had a ready market for the investments existed. Although SFAS No. 115 generally does not apply to restricted securities, it was management's belief that the restrictions on the resale of the RailAmerica shares would be removed within the next year. As a result of this, SFAS No. 115 was applicable for the quarter ended March 31, 1996.

                 BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2:   VALUATION OF PORTFOLIO INVESTMENTS - continued

     For the periods prior to this year, this change had no material impact on the results of operations of the Company because under its status as a BDC for part of 1995, the Company valued its investments in the same manner as required by SFAS No. 115.


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     The Company reported net income of $1,354,742 and $882,717 for the six months ended June 30, 1996 and 1995, respectively. Included in net income for the six months ended June 30,1996 was a net increase of $1,245,000 in the realized and unrealized appreciation of investments. The balance of net income consisted of investment income of $305,529 and $79,526 less operating expenses of $195,787 and $169,466 for the six months ended June 30, 1996 and 1995, respectively.

     Total investment income of $305,529 for the six months ended June 30, 1996, consisted of a gain on debt compromise of $278,026 and interest income of $27,503. This is compared to total investment income of $79,526 for the six months ended June 30, 1995, which was comprised of interest income of $50,313 and the income of $29,213.

     Operating expenses for the six months ended June 30,1996 consisted of general and administrative expenses of $151,671, professional fees of $41,179 and interest expense of $2,937. Such expenses for the comparable period of 1995 consisted of general and administrative expenses of $77,053, professional fees of $80,413 and interest expense of $12,000. The increase of $74,618 in general and administrative expenses was primarily a result of the payment in January 1996 of an annual retainer fee for 1996 of $10,000 per director ($50,000 in the aggregate), an increase from $5,700 to $8,500 per month in the aggregate monthly fees paid to two officers of the Company and costs related to a special meeting of shareholders. The increases in general and administrative were partially offset by decreases in professional fees of $39,234 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

     For the three months ended June 30, 1996, the Company reported a net income of $1,504,180. Included in the net income was an increase in the realized appreciation of investments of $1,245,000 from the Company's investment in RailAmerica. The balance of net income was $259,180, consisting of $2,460 of interest income and a gain on debt compromise of $278,026, less operating expenses of $21,306.

     For the three months ended June 30, 1995, the Company reported net income of $329,392. Included in the net income was a net decrease in the unrealized appreciation of investments of $455,341 and an increase in the realized appreciation of investments of $799,092, in the Company's investment in RailAmerica. The balance of net income consisted of a loss of $14,359 on total investment income of $27,341 of interest income, less operating expenses of $41,700.

     Operating expenses for the three months ended June 30, 1996 primarily consisted of general and administrative expenses of $31,181 and an overaccrual of interest expense of $13,650. Such expenses for the comparable period of 1995 consisted of, general and administrative expenses of $29,238 and $6,000 of interest expense.

Liquidity and Capital Resources

     The Company has $1,038,963 in cash and total liabilities of $56,814 at June 30, 1996. The Company has no liabilities due longer than twelve months.

     The Company has no sources of cash flow at present apart from interest income. The Company has minimal current operating expenses.

     At June 30, 1996 the Company did not maintain lines of credit, and none are anticipated.

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

     On May 15, 1996, the Company sold 375,000 shares of RailAmerica which constituted all of the Company's remaining equity interest in RailAmerica for approximately $3.42 per share (aggregate of approximately $1,285,625 gross proceeds).

     On May 23, 1996, the Company paid $310,000 to Woodoven Corporation as payment in full of all principal and interest due and payable pursuant to a promissory note dated April 5, 1990. As a result the Company recognized a gain on debt compromise of $278,026 in the quarter ended June 30, 1996.

                           PART II. OTHER INFORMATION

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.2 Financial Data Schedule

(b)  Reports on Form 8-K

     On May 30, 1996 the Company filed a report on Form 8-K in connection with its sale of 375,000 shares of common stock of RailAmerica which constituted all of the Company's remaining equity interest in RailAmerica for approximately $3.42 per share (aggregate of approximately $1,285,625 gross proceeds).

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 10, 1996            /s/ Alan L. Jacobs
                                    --------------------------
                                    Alan L. Jacobs, President
                                    (Principal Executive Officer)


Date:    August 10, 1996            /s/ Franklyn B. Weichselbaum
                                    ------------------------------------
                                    Franklyn B. Weichselbaum
                                    Chief Financial Officer & Treasurer

                                  EXHIBIT INDEX
                                  -------------

Exhibit
- -------

27.2  Financial Data Schedule