Form 10QSB
period 1996-09-30
BOCA RATON CAPITAL CORP /FL/
filed 1996-11-13
CIK 811220

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,125,270 shares as of November 8, 1996.

                 BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1996

                                                                             Page No.

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Balance Sheets -                                          3
          September 30, 1996 and December 31, 1995

          Consolidated Statements of Operations -
          Three and Nine Months Ended September 30, 1996 and 1995                4

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1996 and 1995                          5

          Notes to Consolidated Financial Statements -                           6

Item 2    Management's Discussion and Analysis -                                 8

PART II   OTHER INFORMATION

Item 3    Defaults Upon Senior Securities                                       10

Item 4    Submission of Matters to a Vote of Security Holders                   10

Item 6    Exhibits and Reports on Form 8-K                                      10

          Signatures                                                            11

          Exhibit Index                                                         12

                BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995



                                                                       1996           1995
ASSETS                                                               Unaudited        Audited
                                                                    ----------       ----------
  Cash and cash equivalents                                         $  953,463       $2,900,888
  Portfolio investments at fair value                                       --        1,089,375
  Other                                                                 17,500               --
                                                                    ----------       ----------
        Total assets                                                $  970,963       $3,990,263
                                                                    ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Notes payable and accrued interest                                $     --       $  588,029
    Accounts payable and accrued expenses                               53,981          126,220
                                                                    ----------       ----------
      Total liabilities                                                 53,981          714,249
                                                                    ----------       ----------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value; authorized 40,000,000
    shares; issued and outstanding, 1,125,270 shares
    at September 30, 1996 and December 31, 1995, respectively            1,125            1,125
  Additional paid-in capital                                         4,002,937        6,534,795
  Accumulated deficit                                               (3,087,080)      (3,259,906)
                                                                    ----------       ----------
        Total stockholders' equity                                     916,982        3,276,014
                                                                    ----------       ----------
        Total liabilities and
            stockholders' equity                                    $  970,963       $3,990,263
                                                                    ==========       ==========


See accompanying notes to consolidated financial statements.

                BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        for the nine and three months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                          Nine months ended                    Three months ended
                                                             September 30,                        September 30,
                                                    -----------------------------        ------------------------------
                                                        1996              1995               1996               1995
                                                        ----              ----               ----               ----
Investment income :
  Interest income                                   $    32,407       $    87,114        $     4,904        $    36,801
  Gain on debt compromise                               278,026                --                 --                 --
  Other                                                      --            29,213                 --                 --
                                                    -----------       -----------        -----------        -----------

                                                        310,433           116,327              4,904             36,801
                                                    -----------       -----------        -----------        -----------

Operating expenses:
  General and administrative                            208,517           109,280             56,846             32,227
  Legal                                                  66,577            52,101             37,773             (2,462)
  Audit and tax                                          15,825            31,100              3,450              5,250
  Interest                                                2,937            18,000                 --              6,000
                                                    -----------       -----------        -----------        -----------

        Total operating expenses                        293,856           210,481             98,069             41,015
                                                    -----------       -----------        -----------        -----------

        Operating income (loss)                          16,577           (94,154)           (93,165)            (4,214)
                                                    -----------       -----------        -----------        -----------

Realized and unrealized gains on investments:
    Net increase in realized appreciation of
      investments                                     1,245,000         1,504,928                 --            705,836
    Net increase (decrease) in unrealized
      appreciation of investments                            --          (673,833)                --           (847,398)
                                                    -----------       -----------        -----------        -----------

        Realized and unrealized gain (loss)           1,245,000           831,094                 --           (141,563)
          on investments
                                                    -----------       -----------        -----------        -----------

        Net income (loss) before income tax           1,261,577           736,940            (93,165)          (145,777)

        Provision for income taxes                           --            20,300                 --             20,300
                                                    -----------       -----------        -----------        -----------

        Net income (loss)                           $ 1,261,577       $   716,640        $   (93,165)       $  (166,077)
                                                    ===========       ===========        ===========        ===========

Earnings per share:
    Weighted average number of shares                 1,125,270         1,125,270          1,125,270          1,125,270
                                                      =========         =========          =========          =========

     Net income (loss)                              $      1.12       $      0.64        $     (0.08)       $     (0.15)
                                                    ===========       ===========        ===========        ===========


          See accompanying notes to consolidated financial statements.

                BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)


                                                                      1996               1995
                                                                      ----               ----
Cash flows from operating activities:
  Net income                                                      $ 1,261,577        $   716,640
  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
      Decrease in appreciated value of investments                         --            673,833
      Gain on sale of investment                                   (1,245,000)        (1,504,928)
      Gain on debt compromise                                        (278,026)                --
      Increase in other assets, net                                   (17,500)           (53,087)
      Decrease in accounts payable and accrued expenses               (72,243)          (279,833)
                                                                  -----------        -----------

          Net cash used in operating activities                      (351,192)          (447,375)
                                                                  -----------        -----------

Cash flows from investing activities:
  Proceeds from sale of investment                                  1,245,625          2,027,983
                                                                  -----------        -----------

          Net cash provided by investing activities                 1,245,625          2,027,983
                                                                  -----------        -----------

Cash flows from financing activities:
  Principal payments on notes payable                                (310,000)                --
  Dividend paid on common stock                                    (2,531,858)                --
                                                                  -----------        -----------

          Net cash used in financing activities                    (2,841,858)                --
                                                                  -----------        -----------

Net increase (decrease) in cash                                    (1,947,425)         1,580,608

Cash, beginning of period                                           2,900,888          1,331,744
                                                                  -----------        -----------

Cash, end of period                                               $   953,463        $ 2,912,352
                                                                  ===========        ===========

Supplemental disclosures of cash flow information
  Cash paid during the year for interest                          $     2,937        $        --
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

         In the opinion of management, the consolidated financial statements contain all adjustments which are of a recurring nature, and disclosures necessary to present fairly the consolidated balance sheets of the Company as of September 30, 1996, and December 31, 1995 , the related consolidated statements of operations for the nine months ended September 30, 1996 and 1995 , and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995.

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

NOTE 2:   VALUATION OF PORTFOLIO INVESTMENTS

         During 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, " Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, investments are classified as either held to maturity, trading or available for sale depending upon whether the investment is a debt or equity security and management's intent with regards to the investment. The Company's investment in RailAmerica had been classified as trading which calls for the investment to be carried at fair value and changes in market value be credited or charged to income. Investments for which market quotations are readily available are valued at market. In the absence of market quotations, investments are valued as determined in good faith by the Board of Directors. Due to the inherent uncertainty of this valuation, these estimates may differ significantly from the values that would have been used had a ready market for the investments existed. Although SFAS No. 115 generally does not apply to restricted securities, it was management's belief that the restrictions on the resale of the RailAmerica shares would be removed within the next year. As a result of this, SFAS No. 115 was applicable for the year ended December 31, 1995.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         The Company reported net income of $1,261,577 and $716,640 for the nine months ended September 30, 1996 and 1995, respectively. Included in net income for the nine months ended September 30,1996 and 1995 was a net increase of $1,245,000 and $1,504,928, respectively, in the realized appreciation of investments. The balance of net income consisted of investment income of $310,433 and $116,327 less operating expenses of $293,856 and $210,481 for the nine months ended September 30, 1996 and 1995, respectively.

         Total investment income of $310,433 for the nine months ended September 30, 1996, consisted of a gain on debt compromise of $278,026 and interest income of $32,407. This is compared to total investment income of $116,327 for the nine months ended September 30, 1995, which was comprised of interest income of $87,114 and other income of $29,213.

         Operating expenses for the nine months ended September 30,1996 consisted of general and administrative expenses of $208,517, professional fees of $82,402 and interest expense of $2,937. Such expenses for the comparable period of 1995 consisted of general and administrative expenses of $109,280, professional fees of $83,201 and interest expense of $18,000. The increase of $99,237 in general and administrative expenses was primarily a result of the payment in January 1996 of an annual retainer fee for 1996 of $10,000 per director ($50,000 in the aggregate), an increase from $5,700 to $8,500 per month in the aggregate monthly fees paid to two officers of the Company and costs related to a special meeting of shareholders.

         For the three months ended September 30, 1996, the Company reported a net loss of $93,165. The net loss was comprised of interest income of $4,904 offset by $98,069 of operating expenses.

         For the three months ended September 30, 1995, the Company reported a net loss of $166,077. Included in the net loss was a net decrease in the unrealized appreciation of investments of $847,398 and a net increase in the realized appreciation of investments of $705,836, in the Company's investment in RailAmerica. The balance of net income consisted of a loss of $4,214 on total investment income of $36,801 of interest income, less operating expenses of $41,015.

         Operating expenses for the three months ended September 30, 1996 primarily consisted of general and administrative expenses of $56,846 and professional fees of $41,223. Such expenses for the comparable period of 1995 consisted of, general and administrative expenses of $32,227 and $2,778 of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has $953,463 in cash and cash equivalents and total liabilities of $53,981 at September 30, 1996. The Company has no liabilities due longer than twelve months.

         The Company has no sources of cash flow at present apart from interest income. The Company has minimal current operating expenses.

         At September 30, 1996 the Company did not maintain lines of credit, and none are anticipated.

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

         On May 23, 1996, the Company paid $310,000 to Woodoven Corporation as payment in full of all principal and interest due and payable pursuant to a promissory note dated April 5, 1990. As a result the Company recognized a gain on debt compromise of $278,026 in the quarter ended September 30, 1996.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits 27.3 - Financial Data Schedule

(b) On May 30, 1996 the Company filed a report on Form 8-K in connection with its sale of 375,000 shares of common stock of RailAmerica which constituted all of the Company's remaining equity interest in RailAmerica for approximately $3.42 per share (aggregate of approximately $1,285,625 gross proceeds).

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 8, 1996                   /s/ Alan L. Jacobs
                                           -----------------------------
                                           Alan L. Jacobs, President
                                           (Principal Executive Officer)


Date:    November 8, 1996                  /s/ Franklyn B. Weichselbaum
                                           -----------------------------
                                           Franklyn B. Weichselbaum
                                           Chief Financial Officer & Treasurer

                                  EXHIBIT INDEX
                                  -------------

Exhibit
-------

27.3              Financial Data Schedule