Form 10KSB40
period 1996-12-31
BOCA RATON CAPITAL CORP /FL/
filed 1997-03-31
CIK 811220

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-16631
                         BOCA RATON CAPITAL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 FLORIDA                                        59-2763089
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
        OF INCORPORATION)                                    IDENTIFICATION NO.)

6516 VIA ROSA, BOCA RATON, FL                                     33433
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 750-2252

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

     CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE ISSUER'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ X ]

     THE ISSUER'S REVENUES FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 WERE APPROXIMATELY $192,200 WHICH CONSISTED OF APPROXIMATELY $36,600 IN TOTAL INVESTMENT INCOME AND APPROXIMATELY $155,600 IN NET UNREALIZED AND REALIZED GAIN ON INVESTMENTS.

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE ISSUER AS OF MARCH 24, 1997 (COMPUTED BY REFERENCE TO THE AVERAGE BID AND ASKED PRICES OF ISSUER'S COMMON STOCK REPORTED ON THE OTC ELECTRONIC BULLETIN BOARD ON SUCH DATE) WAS $771,435. DIRECTORS AND OFFICERS AND TEN PERCENT OR GREATER SHAREHOLDERS ARE CONSIDERED AFFILIATES FOR PURPOSES OF THIS CALCULATION BUT SHOULD NOT NECESSARILY BE DEEMED AFFILIATES FOR ANY OTHER PURPOSE.

     THE NUMBER OF SHARES OUTSTANDING OF ISSUER'S COMMON STOCK AS OF MARCH 24, 1997 WAS 1,125,270.

       TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES__  NO X

================================================================================

                                      INDEX

                                                                                                       Page

                                     PART I
ITEM 1 - BUSINESS......................................................................................  1
ITEM 2 - PROPERTIES....................................................................................  4
ITEM 3 - LEGAL PROCEEDINGS.............................................................................  4
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS...................................................................................  4



                                     PART II

ITEM 5 - MARKET FOR THE ISSUER'S COMMON EQUITY AND
             RELATED SHAREHOLDER MATTERS ..............................................................  5
ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS..........................................................  7
ITEM 7 - FINANCIAL STATEMENTS..........................................................................  8
ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE....................................................  8

                                    PART III

ITEM 9 -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS..........................................................................  9
ITEM 10 - EXECUTIVE COMPENSATION....................................................................... 12
ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT.................................................................... 15
ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS  ....................................................................... 17
ITEM 13 - EXHIBITS, LISTS AND REPORTS ON FORM 8-K...................................................... 18


                                     PART I

ITEM 1 - BUSINESS

GENERAL

     Boca Raton Capital Corporation (the "Company"), a Florida corporation, was organized in 1987. For the two years prior to December 22, 1995, the Company was a closed-end management investment company that had elected status as a business development company ("BDC") under the Investment Company Act of 1940, as amended ("1940 Act"). A BDC must be operated for the purpose of investing in the securities of certain eligible portfolio companies ("Eligible Portfolio Companies") and certain bankrupt or insolvent companies and making available significant managerial assistance ("Making Available Significant Managerial Assistance") to those investee companies ("Investee Companies") which are qualifying assets ("Qualifying Assets") (as such capitalized terms are defined in the 1940 Act).

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

     The Board determined that a withdrawal of election as a BDC was in the best interest of the Company because of the Company's then current financial and operational structure. Specifically, the Company held one portfolio security, RailAmerica, Inc. ("RailAmerica") common stock, and the balance of its investments were in cash or cash equivalents. RailAmerica is a diversified, publicly-held transportation holding company that among other things owns and develops short-line and regional freight railroads. Also, the Company's total assets as of September 30, 1995 were approximately $4.1 million. Because of the relative size of the Company's asset base to its ongoing expenses, the Board believed the shareholders' return on assets was not sufficient to continue operations as a BDC. The Board did not believe it was practical to attempt to raise additional capital for the Company and determined that the Company would best be suited for a merger with an operating company. Therefore, the Board authorized the solicitation of shareholder approval to effectuate the withdrawal at a Special Meeting of shareholders in lieu of the Annual Meeting ("1995 Special Meeting") held on December 15, 1995. At the 1995 Special Meeting, the shareholders approved the withdrawal of the Company's election of status as a BDC. The withdrawal became effective upon the Securities and Exchange Commission's (the "Commission") receipt of the Company's notification of withdrawal on December 22, 1995.

     On March 11, 1996, the Company paid a special cash distribution (the "Special Distribution") of $2.25 per share on each share of the Company's common stock ("Common Stock") outstanding of record on January 11, 1996. The Special Distribution was declared, by the Board of Directors, subject to shareholder approval, on January 11, 1996. The Company's shareholders approved the Special Distribution at a special meeting of shareholders (the "1996 Special Meeting") held on February 29, 1996.

     On May 15, 1996, the Company sold 375,000 shares of RailAmerica common stock which constituted all of the Company's remaining equity interest in RailAmerica for approximately $3.42 per share (aggregate of approximately $1,245,000 net proceeds). As of December 31, 1996, the Company's investments were comprised of cash and cash equivalents and a note receivable of $350,000.

PROPOSED MERGER

     On December 12, 1996, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with CRP Acquisition Corp., a New York corporation and a wholly-owned subsidiary of the Company ("Merger Sub"), and Clean Room Products, Inc., a New York Corporation ("CRP"). The Merger Agreement was subsequently amended by the parties thereto as of March 26, 1997. Subject to the terms and conditions of the Merger Agreement, as amended, Merger Sub shall be merged with and into CRP in accordance with New York law (the "Proposed Merger"). If the Proposed Merger is consummated, the separate existence of Merger Sub will cease and CRP, as the surviving corporation of the Proposed Merger (the "Surviving Corporation") shall, by virtue of the Proposed Merger, continue in existence under New York law as a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, as amended, existing shareholders of the Company will retain an aggregate of 1,125,270 shares of the Company's Common Stock which is equivalent to 20% of the issued and outstanding shares of the Company's Common Stock after giving effect to the Proposed Merger or 30% of the issued and outstanding shares of the Company's Common Stock if the Escrowed Shares (as defined below) are cancelled as described below (assuming none of the Company's shareholders exercises their rights to dissent from approval of the Proposed Merger and excluding the 250,000 shares of the Company's Common Stock to be issued to Josephthal (as defined below) upon consummation or the Proposed Merger). The existing shareholders of CRP will receive an aggregate of 4,501,080 shares of the Company's Common Stock which is equivalent to 80% of the issued and outstanding shares of Common Stock of the Company after giving effect to the Proposed Merger (assuming none of the Company's shareholders exercises their rights to dissent from approval of the Proposed Merger and excluding the 250,000 shares of the Company's Common Stock to be issued to Josephthal upon consummation of the Proposed Merger); provided, however, that 1,875,750 shares of the Company's Common Stock to be issued to the existing CRP shareholders will be held in escrow (the "Escrowed Shares") until the earlier of (i) six (6) months after the Proposed Merger is consummated and
(ii) the date of consummation of a long-term financing which results in at least $1,500,000 in net proceeds to the Company or the Surviving Corporation. In the event that neither the Company nor the Surviving Corporation consummates a long term financing which results in at least $1,500,000 in net proceeds to such corporation within six (6) months of the closing of the Proposed Merger, the Escrowed Shares will be returned to the Company and cancelled. The Proposed Merger is subject to the satisfaction or waiver (if permissible) of certain conditions, including, but not limited to, the approval of the Company's shareholders. The Company intends to submit the Proposed Merger to the vote of the Company's shareholders at a Special Meeting of shareholders as soon as practicable. CRP designs and constructs clean rooms and associated products for the semiconductor, pharmaceutical, biotechnology, medical device and other industries. In addition, CRP's film division produces Ultraclean(TM) packaging materials for these industries.

     In connection with the Proposed Merger, on December 12, 1996, the Company extended a loan (the "CRP Loan") to CRP. The CRP Loan was in the original principal amount of $350,000 with an interest rate equal to the prime rate of Citibank, N.A. plus one percent (1%) per annum. The principal, and the accrued interest thereon, of the CRP Loan is due and payable on April 30, 1997. Each of the three shareholders of CRP and their respective spouses have individually guaranteed the repayment of the principal, and accrued interest thereon, of the CRP Loan. Additionally, in connection with the Proposed Merger, CRP has retained Josephthal Lyon & Ross Incorporated ("Josephthal") as a financial consultant pursuant to a financial consulting agreement ("CRP Consulting Agreement"). In the event that the Proposed Merger is consummated, Josephthal will be paid a $50,000 fee and receive 250,000 shares of the Company's Common Stock. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management" and "Item 12 - Certain Relationships and Related Transactions."

TERMINATED MERGER

     On June 30, 1994, the Company entered into an Agreement and Plan of Merger with Weitzer Homebuilders Incorporated ("WHB"), WHB Merger Sub, Inc. ("Sub"), Harry Weitzer and certain corporations controlled by Harry Weitzer (collectively, the "Weitzer Entities"). In connection with the proposed merger which was not consummated (the "Terminated Merger"), the Company in March 1994 paid Josephthal, the Company's financial consultant, a $150,000 fee pursuant to a financial consulting agreement dated March 21, 1993. The Weitzer Entities terminated the proposed merger on December 23, 1994, and Josephthal returned the $150,000 fee to the Company. On June 30, 1994, consistent with the Company's investment policies, the Company extended a one-year loan (the "Weitzer Loan") to Weitzer Financial, Inc., an entity controlled by Harry Weitzer. The Weitzer Loan was in the principal amount of $500,000 with an interest rate equal to the prime rate plus 1%. The principal, and the accrued interest thereon, of the Weitzer Loan was repaid in July 1995. See "Item 3--Legal Proceedings" and "Item 12 --Certain Relationships and Related Transactions."

EMPLOYEES

     As of December 31, 1996, the Company had no full time employees. The Company's Chief Executive Officer and President and Chief Financial Officer, Secretary and Treasurer provided their services to the Company on a consulting basis. See "Item 12 -- Certain Relationships and Related Transactions."

ITEM 2 - PROPERTIES

     The Company's corporate offices are temporarily located at 6516 Via Rosa, Boca Raton, Florida 33433. This office space is made available to the Company by Franklyn B. Weichselbaum, its Chief Financial Officer, Secretary and Treasurer, at no cost. The Company does not own, lease or occupy any other properties.


ITEM 3 - LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings. In January 1997, the Company was notified by WHB's legal counsel that WHB intended to seek alleged damages in connection with unspecified claims relating to the Terminated Merger. As of the date hereof, to the best of the Company's knowledge, WHB has not commenced a legal proceeding. In the event that WHB commences a legal action, the Company intends to vigorously defend its rights against any alleged claims. See "Item 1-Business-Terminated Merger."


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5 - MARKET FOR THE ISSUER'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock is quoted on the OTC Electronic Bulletin Board. The quarterly high and low bid prices for the Company's Common Stock are set forth below and are based upon such prices as reported on the OTC Electronic Bulletin Board. The prices set forth below are not necessarily indicative of the liquidity of the trading market nor for market trades for a large number of shares. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. Moreover, on March 11, 1996, the Company paid the Special Distribution of $2.25 on each share of Common Stock outstanding of record at the close of business on January 11, 1996.

Quarter Ending
1995                                        High Bid                 Low Bid
----                                        --------                 -------
March 31 ........................          $        2               $    1 1/2

June 30 .........................          $    2 1/4               $    1 1/2

September 30 ....................          $        2               $    1 1/2

December 31 .....................          $    2 1/4               $    1 1/4

Quarter Ending
1996
----

March 31 ........................          $    2 1/2               $      1/2

June 30 .........................          $      3/4               $      1/2

September 30 ....................          $      3/4               $      1/4

December 31 .....................          $      3/4               $      3/8


     On March 24, 1997 each of the high and low bid price for the Company's Common Stock was $.625, respectively.

HOLDERS OF COMMON STOCK

     As of March 24, 1997, there were approximately 625 holders of record of the Company's Common Stock and 1,125,270 shares of Common Stock outstanding.

DIVIDENDS

     On March 11, 1996, the Company paid a special cash distribution (the "Special Distribution") of $2.25 per share on each share of Common Stock outstanding of record on January 11, 1996. The Special Distribution was declared by the Board of Directors, subject to shareholder approval, on January 11, 1996. The Company's shareholders approved the Special Distribution at the 1996 Special Meeting held on February 29, 1996. See "Item 1 -- Business" and "Item 6-Management's Discussion and Analysis." The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend upon, among other things, the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. Except for the Special Distribution, the Company has not paid any cash dividends since its inception and does not intend to pay any cash dividends on the Common Stock in the foreseeable future, but presently intends to retain all earnings, if any, for use in its business operations.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     During 1995, the Company elected to withdraw from its status as a BDC under the 1940 Act. This election became effective upon the Commission's receipt of the Company's notification of withdrawal on December 22, 1995. As a result of this, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, investments are classified as either held to maturity, trading or available for sale depending upon whether the investment is a debt or equity security and management's intent with regards to the investment. The Company's investment in RailAmerica was considered to be a trading security and as such was carried at fair value as determined in good faith by the Board of Directors. The adoption of SFAS No. 115 had no material impact on the results of operations of the Company because under its status as a BDC in 1994 and for part of 1995, the Company valued its investments in the same manner as required under SFAS No. 115.

     The Company reported net income of $46,603 and $256,554 for the years ended December 31, 1996 and 1995, respectively. Included in net income was a net unrealized and realized gain of $155,624 and $712,031 for 1996 and 1995, respectively. The gain on investments for 1996 was due to the sale of 375,000 shares of RailAmerica and the gain on investments for 1995 was due to the sale of 325,000 shares of RailAmerica. The balance of income consisted of investment income of $36,637 and $155,993 less operating expenses of $423,684 and $515,576 for the years ended December 31, 1996 and 1995, respectively. In addition, the Company had an extraordinary gain of $278,026 resulting from the extinguishment of debt in 1996.

     The investment income of $36,637 for the year ended December 31, 1996 consisted of interest income. This is compared to investment income of $155,993 for the year ended December 31, 1995 which consisted primarily of interest income. The decrease in interest income was due to a decrease in the amount of cash available for investment primarily as a result of a special $2.25 per share cash distribution paid in March 1996 in the aggregate amount of approximately $2,532,000.

     Operating expenses for the year ended December 31, 1996 primarily consisted of general and administrative expenses of $222,299, professional fees of $198,448, and interest expense of $2,937. Such expenses for the comparable period of 1995 consisted of general and administrative expenses of $172,448, professional fees of $142,599, and interest expense of $200,529. The increase of $49,851 in general and administrative expenses is primarily due to an increase in aggregate monthly fees to the Company's officers and the payment of annual directors fees in the aggregate amount of $50,000 for services rendered in 1996. Professional fees increased $55,849 primarily due to increased legal fees in connection with shareholder meetings and the Proposed Merger. Interest expense decreased $197,592 due to the settlement in full satisfaction of a past due promissory note in May 1996. In connection with the settlement of the promissory note, the Company recognized an extraordinary gain on the extinguishment of debt of $278,026.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $518,645 in cash and total liabilities of $84,887 at December 31, 1996. The Company had no long term liabilities. On March 11, 1996, the Company paid a special cash distribution, out of capital surplus, in the aggregate amount of approximately $2,532,000. As a result, cash and stockholders' equity were reduced by the same amount.

     At December 31, 1996, the Company did not maintain lines of credit, and none are anticipated. The Company has no sources of cash flow at present apart from interest income.

     On May 15, 1996, the Company sold 375,000 shares of RailAmerica common stock which constituted all of the Company's remaining equity interest in RailAmerica for approximately $3.42 per share (aggregate of approximately $1,245,000 net proceeds).

     On May 23, 1996, the Company paid $310,000 to Woodoven Corporation as settlement in full satisfaction of all principal and interest due and payable pursuant to a promissory note dated April 5, 1990. As a result the Company recognized an extraordinary gain on extinguishment of debt of $278,026 in the year ended December 31, 1996.

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


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

THE BOARD OF DIRECTORS

     The following table sets forth information with respect to the directors of the Company.

                                                                                       DIRECTOR
       NAME                         AGE              POSITION                           SINCE
       ----                         ---              --------                           -----
Alan L. Jacobs(1)                   55               Chief Executive Officer,           1995
                                                     President and Director

Robert H. Arnold(2)                 53               Director                           1995

Ronald L. Miller(3)                 53               Director                           1995

C. Lawrence Rutstein(1)(4)          52               Director                           1995

Alan H. Weingarten(3)(4)            56               Director                           1995

--------------
(1)  Class III Director.
(2)  Class II Director.
(3)  Class I Director.
(4)  Member of Audit Committee.

     If the Proposed Merger is consummated, each existing director of the Company shall resign effective upon the consummation of the Proposed Merger and a new board of directors will be elected effective upon the consummation of the Proposed Merger. See "Business- Proposed Merger."

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

     Alan L. Jacobs was elected a director of the Company in February 1995. Mr. Jacobs had previously served as a director of the Company from July 1993 to September 9, 1994. He became the Chairman of the Board of the Company from November 1993 to September 9, 1994. He became President and Chief Executive Officer of the Company in November 1993. Since March 1997 to the present, Mr. Jacobs has been Executive Vice President and a Director of Capital Growth Holdings, Ltd., a public holding company.

Since January 1996 to the present, Mr. Jacobs also has been Executive Vice President and Senior Managing Director of International Capital Growth, Ltd. and its predecessor, Capital Growth International LLC, an investment banking firm. From January 1992 to December 1995, Mr. Jacobs was an Associate Director of Investment Banking of Josephthal Lyon & Ross Incorporated. From May 1985 to December 1991, Mr. Jacobs was Managing Director, Investment Banking, with Ladenburg Thalmann & Co., Inc., an investment banking firm.

     Robert H. Arnold was elected as a director of the Company in February 1995. Mr. Arnold is the founder of R.H. Arnold & Co., an investment banking firm, and has served as the President of R.H. Arnold & Co. since 1989. Mr. Arnold is a director of R. H. Arnold & Co.,; a Managing Director of HC Capital Partners China, an international investment company; an advisor to Mezzanine Management Limited, an investment management firm; a director of Covenant Investment Management, an investment company; a director of Eagle Finance Corp.; a director of Covenant Holding; and a director of Phoenix Four, Inc., an investment fund.

     Ronald L. Miller was elected as a director of the Company in February 1995. Mr. Miller is the founder of Miller Advisory Corp., an investment banking firm, and has served as President of Miller Advisory Corp., since 1989. Mr. Miller is Chairman of the Board of Provider Solutions Corp., a health care computer software company; and a director of Pollo Tropical, Inc., a publicly traded company which owns 35 franchises and 10 quick-serve restaurants featuring grilled chicken.

     C. Lawrence Rutstein was elected as a director of the Company in February 1995. Mr. Rutstein has been the President and Chief Executive Officer of CapQuest Partners, Inc., a private investment banking firm since January 1996. Mr. Rutstein was the Chairman of The Rittenhouse Group, Inc., a private consulting company from May 1994 to May 1995. From 1991 to 1993, Mr. Rutstein was the General Partner and Vice President of Memphis Chicks Baseball Club, an AA Affiliate of the Kansas City Royals. From 1989 to 1991, Mr. Rutstein served as Chairman of the Board of Cedar Group, Inc., a publicly traded company which imports and distributes industrial fasteners.

     Alan H. Weingarten was elected as a director of the Company in February 1995. Mr. Weingarten has served as Chief Executive Officer of Alan H. Weingarten & Associates, Inc., a general management, marketing, product planning and consulting organization since 1986. Mr. Weingarten is a director of Cybex International, Inc. (formerly known as Lumex Inc.), a publicly traded company, the Chairman of Cybex International Inc.'s audit committee and a member of Cybex International, Inc.'s compensation and director affairs committees.

COMMITTEES

         The Company has an Audit Committee which oversees the procedures, scope and results of the annual audit and reviews the services provided by the Company's independent public accountants. The Audit Committee consisting of Messrs. Rutstein and Weingarten met one time during the year ended December 31, 1996. The Company had no other committees.

EXECUTIVE OFFICERS

     The following table sets forth information with respect to the executive officers of the Company.

NAME                            AGE       POSITION HELD
----                            ---       -------------
Alan L. Jacobs                  55        Chief Executive Officer and President

Franklyn B. Weichselbaum        51        Chief Financial Officer, Treasurer and
                                          Secretary

     The principal occupation of Mr. Jacobs is discussed above under "The Board of Directors."

     Franklyn B. Weichselbaum has been a consultant to the Company since May 1990 and was elected Treasurer and Chief Financial Officer of the Company in November 1993 and Secretary of the Company in March 1995. Since September 1995, Mr. Weichselbaum has served as consultant to Shulman & Associates, Inc. Mr. Weichselbaum served as a consultant to Weitzer Homebuilders Incorporated, a publicly traded company engaged in the design and construction of single family residences, from October 1994 until August 1995. Mr. Weichselbaum also served as a consultant to RailAmerica, Inc., a publicly held transportation holding company, from May 1990 to March, 1994.

     If the Proposed Merger is consummated, Mr. Jacobs and Mr Weichselbaum will resign from their respective positions with the Company effective upon consummation of the Proposed Merger.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

     Based on a review of such timely filed forms received by it and representations by persons that would be required to file such forms, the Company believes that all required filings by current executive officers and directors have been timely filed.


ITEM 10 - EXECUTIVE COMPENSATION

     No executive officer of the Company received more than $100,000 in compensation for the year ended December 31, 1996. The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1996, 1995, and 1994 of the Chief Executive Officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION                                  OTHER
NAME AND PRINCIPAL                 --------------------------------------------------                      ANNUAL
POSITION                           YEAR                 SALARY ($)          BONUS ($)                      COMPENSATION ($)
-----------------------            ----                 ----------          ---------                      ----------------

Alan L. Jacobs(1)                  1996                  $60,000                 --                                --
  President and Chief              1995                  $30,000                 --                                --
  Executive Officer                1994                       --                 --                                ---
  (from November 1993
   to present) and
  Chairman of the Board
  of Directors (from
  November 1993 until
  September 9, 1994)

(1) Mr. Jacobs received no compensation from the Company for his services to the Company prior to March 1995. Mr. Jacobs' then employer, Josephthal, received $3,000 a month in consulting fees from the Company from March 1993 through February 1995. See "Item 12 -- Certain Relationships and Related Transactions." From March 1995 to December 1995, Mr. Jacobs was paid $3,000 per month. Commencing January 1996, the Company compensated Mr. Jacobs at the rate of $5,000 per month. Mr. Jacobs also received certain remuneration as a director of the Company in the fiscal year ended December 31, 1996. See "Director Remuneration."



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                                            PERCENT OF TOTAL
                                NUMBER OF                   OPTIONS/ SARS
                                SECURITIES                  GRANTED TO
                                UNDERLYING OPTIONS/         EMPLOYEES IN             EXERCISE OR BASE
NAME                            SARS GRANTED (#)            FISCAL YEAR              PRICE ($/SH)             EXPIRATION DATE
---------------------------     -------------------         -------------------      --------------------     ---------------
Alan L. Jacobs                  10,000                      (1)                      $.75 (2)                 April 14, 2000
  President and Chief
  Executive Officer

(1) During the fiscal year ended December 31, 1996, the Company had no full time employees. The Company's Chief Executive Officer and President and the Chief Financial Officer, Secretary and Treasurer provided their services to the Company on a consulting basis. During 1996, the Company granted an aggregate of 60,000 options consisting of 10,000 options to each officer and each non-officer director of the Company.

(2) Mr. Jacobs' options had an initial exercise price of $3.00 per share which exceeded the market price per share and the book value per share of Common Stock on the date of grant. Mr. Jacobs' options are currently exercisable to purchase one share of Common Stock at an adjusted exercise price of $.75 per share, giving effect to an adjustment for the payment of the Special Distribution of $2.25 per share. See "Item 1 - Business."


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

     The following table sets forth information with respect to unexercised options to purchase Common Stock held by the Chief Executive Officer at December 31, 1996. No executive officer exercised any stock options during the fiscal year ended December 31, 1996.

                                     NUMBER OF SECURITIES                            VALUE OF UNEXERCISED IN-
                                     UNDERLYING UNEXERCISED                          THE-MONEY OPTIONS/SARS
                                     OPTIONS/SARS AT FY-END (#)                      AT FY-END ($)
                                     --------------------------                      -------------
NAME                             EXERCISABLE             UNEXERCISABLE            EXERCISABLE              UNEXERCISABLE
----------------------           -----------             -------------            -----------              -------------
Alan L. Jacobs                   10,000                          --               (1)                              --
  President and Chief
  Executive Officer


(1) The closing bid price for Common Stock on December 31, 1996, as reported on the OTC Electronic Bulletin Board, was $.625 per share. Consequently, Mr. Jacobs' unexercised options were not in-the-money as of December 31, 1996.


DIRECTOR REMUNERATION

     Since February 1995, directors have been entitled to receive $1,500 per meeting attended and reimbursement for certain out-of-pocket expenses for serving as such. Additionally, members of the Audit Committee have been entitled to receive $1,500 per meeting attended and reimbursement for certain out-of-pocket expenses for serving as such.

     During the fiscal year ended December 31, 1996, BRCC's Board of Directors met five times. All of the directors, other than Ronald L. Miller, attended at least 75% of the meetings of the Board of Directors and of any committee on which directors served. Mr. Miller attended three of the five meetings. The Board of Directors also acts by unanimous written consent in lieu of a meeting from time to time.

     On January 11, 1996, the Company approved the payment to each director of the Company of directors fees of $10,000 for services to be rendered as a director during 1996 and granted 10,000 options to each officer and each non-officer director of the Company. Each option had an initial exercise price of $3.00 per share which exceeded the market price per share and the book value per share of the Common Stock on the date of grant. Each option is exercisable for four years commencing April 15, 1996 to purchase one share of Common Stock at an adjusted exercise price of $.75 per share, giving effect to an adjustment for the payment of the Special Distribution. See "Item 1 - Business."

     The Company's By-laws include provisions, authorized by Florida law, which require the Company to indemnify directors and officers of the Company against certain liabilities and reasonable expenses incurred by reason of his/her being or having been a director or an officer of the Company or for an act alleged to have been committed by such director or officer in his/her capacity as a director or officer of the Company. All rights to indemnification and advances shall be deemed to be a contract between the Company and each indemnified person who serves or served in such capacity at any time while such indemnification provisions were in effect and, as such, are enforceable against the Company. The Company has also obtained director and officer liability insurance.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares and percentage owned of the Common Stock beneficially owned as of February 28, 1997 by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company, (iii) each executive officer named in the summary compensation table set forth above, and (iv) all officers and directors of the Company as a group.


                                                    AMOUNT AND
                                                    NATURE OF
NAME AND ADDRESS OF                                 BENEFICIAL       PERCENT OF
BENEFICIAL OWNER(1)                                   OWNER            CLASS
-------------------                                   -----            -----
William B. Tanner(2)                                 177,600           15.7%
2076 Union Avenue
P.O. Box 40769
Memphis, Tennessee 38174

Dan Purjes(3)                                        109,744            9.8%
c/o Josephthal Lyon & Ross Incorporated
200 Park Avenue, 24 Floor
New York, New York  10166

Alan L. Jacobs(4)                                     17,562            1.5%
International Capital Growth, Ltd.
777 South Flagler Drive
8th Floor West Tower
Palm Beach, Florida 33401

Robert H. Arnold(4)                                   10,000             *
c/o R.H. Arnold & Co.
Carnegie Hall Tower
152 West 57th Street
New York, New York  10019

Ronald L. Miller(4)                                   10,000             *
c/o Miller Advisory Corp.
2601 Heron Lane N.
Clearwater, Florida  34622

C. Lawrence Rutstein(4)                               10,000             *
340 Overlook Lane
Gulph Mills, Pennsylvania 19428



Alan H. Weingarten(4)                                  17,500           1.5%
c/o Alan H. Weingarten & Associates, Inc.
21759 Club Villa Terrace
Boca Raton, Florida  33433

All officers and directors as a group (6               75,062            6.3%
persons)(5)
----------
* Less than 1%.

(1) Unless otherwise indicated, each person listed above has sole voting power and sole investment power with respect to the shares owned by such person.

(2) Includes (a) 23,000 shares held by WBT Holding Co., Inc., an entity controlled by Mr. Tanner; (b) 11,500 shares held by Mr. Tanner as custodian for Weatherly Blake, Mr. Tanner's son; (c) 4,600 shares held by Mr. Tanner as custodian for William Taylor Tanner, Mr. Tanner's grandson; (d) 11,500 shares held by Crystal Tanner, Mr. Tanner's daughter; (e) 11,500 shares held by William
B. Tanner, Jr., Mr. Tanner's son; and (f) 12,000 shares held by WBT Holding Co., an entity controlled by Mr. Tanner. Mr. Tanner disclaims beneficial ownership of all of these shares.

(3) Includes (a) 2,500 shares owned by his minor children; (b) 3,000 shares held in his profit sharing plan account; (c) 1,000 shares held in his individual retirement account; and (d) 11,500 shares owned by the Josephthal Profit Sharing Plan, of which Mr. Purjes has the authority to appoint and discharge its trustees. Mr. Purjes disclaims beneficial ownership of the shares held by his minor children and the Josephthal Profit Sharing Plan. Excludes (a) 250,000 shares of Common Stock to be issued to Josephthal if the Proposed Merger is consummated and (b) shares to be issued to Mr. Purjes in exchange for his ownership interest in CRP prior to the Proposed Merger. See "Item 12 - Certain Relationships and Related Transactions."

(4) Includes 10,000 shares which are issuable upon the exercise of outstanding options.

(5) Includes 60,000 shares which are issuable upon the exercise of outstanding options.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Alan L. Jacobs, President and Chief Executive Officer of the Company, was employed by Josephthal from January 1992 to December 1995. In addition, Dan Purjes, a managing director of Josephthal, is a shareholder of the Company and an executive officer, director and principal shareholder of Josephthal Holdings, Inc., the parent company of Josephthal. The Company and Josephthal were parties to a financial consulting agreement dated March 2, 1993 pursuant to which the Company paid Josephthal $3,000 a month in consulting fees from March 1993 until February 1995. The Company paid such monthly fee for services provided by Josephthal which included advice to, and consulting with, the Company concerning financial planning, corporate organization and structure, financial matters in connection with operation of the business of the Company, private and public equity and debt financing, acquisitions, mergers and other similar business combinations, and periodic analysis of the Company's financial statements. Additionally, Alan Jacobs, the Company's President and Chief Executive Officer, was not compensated directly by the Company for services rendered as an officer of the Company prior to March 1995. However, Mr. Jacobs was compensated by Josephthal. The $3,000 monthly fee was consistent with fees that Josephthal received for providing similar financial consulting services to other small public entities. In addition, the consulting agreement obligated the Company to pay Josephthal a contingent transaction fee equal to two percent (2%) of the amount of any financing or value of any transaction in connection with which Josephthal, at the written request of the Company, renders advisory services to the Company, but the source of the financing or transaction is not Josephthal. The Company also was required to pay Josephthal contingent transaction fees for financings or transactions introduced to the Company by Josephthal as agreed to on a transaction-by-transaction basis. The consulting agreement was for a five year term ending December 31, 1997, except that, after July 1, 1993, the agreement was subject to termination by either party upon thirty days' prior written notice. In March 1995, the consulting agreement was terminated by the Company. In addition, as of March 1995, the Company agreed to pay Mr. Jacobs, as Chief Executive Officer and President, $3,000 a month. As of January 1996, the Company has agreed to pay Mr. Jacobs $5,000 per month as Chief Executive and President of the Company.

     In connection with the Proposed Merger, CRP has retained Josephthal as a financial consultant pursuant to a financial consulting agreement ("CRP Consulting Agreement"). In the event the Merger is consummated, Josephthal will be paid a $50,000 fee and receive 250,000 shares of Common Stock. In addition, subject to the terms and conditions of the Merger Agreement, Dan Purjes may individually acquire up to 450,108 shares of Common Stock (or 10% of the total shares of Common Stock to be issued in the Proposed Merger to all existing CRP shareholders) in exchange for his 10% ownership interest of CRP's outstanding capital stock prior to the effective date of the Merger.

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


ITEM 13 - EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith:

     2.1 Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of March 26, 1997, by and among the registrant, CRP Acquisition Corp. and Clean Room Products, Inc.

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

     3.8 Warrant Agreement dated as of March 10, 1994 between the registrant and Josephthal Lyon & Ross Incorporated; incorporated by reference to the Company's 1993 10- KSB.

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

     10.21 Option Agreement, dated as of January 11, 1996, between the Company and Ronald L. Miller.

     10.22 Option Agreement, dated as of January 11, 1996, between the Company and C. Lawrence Rutstein.

     10.23 Option Agreement, dated as of January 11, 1996, between the Company and Alan H. Weingarten.

     10.24 Option Agreement, dated as of January 11, 1996, between the Company and Franklyn B. Weichselbaum.

     10.25 Promissory Note of Clean Room Products, Inc., dated December 12, 1996, in the original principal amount of $350,000.

     21.1 Subsidiaries of the registrant.

     22.1 Proxy Statement for Special Meeting of shareholders on February 10, 1995; incorporated by reference to Exhibit 22.1 of the Company's 1994 10-KSB.

     22.2 Proxy Statement for Special Meeting of shareholders in lieu of the Annual Meeting on December 15, 1995; incorporated by reference to Exhibit 22.2 of the Company's 1995 10-KSB.

     22.3 Proxy Statement for Special Meeting of shareholders on February 29, 1996; incorporated by reference to Exhibit 22.3 of the Company's 1995 10-KSB.

     24.1 Power of Attorney, located on page 24 of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

     27.4 Financial Data Schedule for the fiscal year ended December 31, 1996.

     99 Consent Order for Preliminary Injunction and Other Ancillary Relief dated September 6, 1994; incorporated by reference to Exhibit No. 99 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on September 20, 1994.

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


----------
* Executive Compensation Plan or Arrangement

     (b) No reports on Form 8-K were filed during the last quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1997.

                                   BOCA RATON CAPITAL CORPORATION


                                       By: /s/Alan L. Jacobs
                                           -------------------------------------
                                           Alan L. Jacobs
                                           President and Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1997.

           Signatures                                  Title
           ----------                                  -----

/s/Alan L. Jacobs                       President, Chief Executive Officer
-----------------------------           and Director (Chief Executive Officer)
Alan L. Jacobs


/s/Franklyn B. Weichselbaum             Chief Financial Officer,
----------------------------            Secretary and Treasurer (Principal
Franklyn B. Weichselbaum                Financial and Accounting Officer)


/s/Robert H. Arnold                     Director
----------------------------
Robert H. Arnold


/s/Ronald L. Miller                     Director
----------------------------
Ronald L. Miller


/s/C. Lawrence Rutstein                 Director
----------------------------
C. Lawrence Rutstein


/s/Alan H. Weingarten                   Director
----------------------------
Alan H. Weingarten

                BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES

                    REPORT ON AUDITS OF FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

INDEX TO FINANCIAL STATEMENTS



                                                                          Pages
Report of Independent  Accountants                                         F-1

Consolidated Balance Sheet as of December 31, 1996                         F-2

Consolidated Statements of Income for the Years Ended
  December 31, 1996 and 1995                                               F-3

Consolidated Statements of Shareholders' Equity
  for the Years Ended December 31, 1996 and 1995                           F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996 and 1995                                               F-5

Notes to Consolidated Financial Statements                              F-6 - F-11

[COOPERS & LYBRAND LOGO]                        [LETTERHEAD]


REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and the

Board of Directors of Boca Raton Capital Corporation



We have audited the accompanying consolidated balance sheet of Boca Raton Capital Corporation and Subsidiaries (the "Company") as of December 31, 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boca Raton Capital Corporation and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.




        [SIG]
COOPERS & LYBRAND L.L.P.



Miami, Florida
January 31, 1997

BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 1996


                                                                    1996
ASSETS

Cash                                                            $   518,645
Note receivable                                                     350,000
Prepaid expenses                                                      7,000
                                                                -----------
        Total assets                                            $   875,645
                                                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses                         $    84,887
                                                                -----------

        Total liabilities                                            84,887
                                                                -----------

Shareholders' equity:
  Common stock, $.001 par value; authorized 40,000,000
    shares; 1,125,270 shares issued and outstanding                   1,125
  Additional paid-in capital                                      4,002,936
  Accumulated deficit                                            (3,213,303)
                                                                -----------
        Total shareholders' equity                                  790,758
                                                                -----------
        Total liabilities and shareholders' equity              $   875,645
                                                                ===========





The accompanying notes are an integral part of these consolidated financial statements.

BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended December 31, 1996 and 1995



                                                                   1996            1995
Investment income:
  Interest                                                      $    36,637     $   126,781
  Other                                                                   0          29,212
                                                                -----------     -----------

          Total investment income                                    36,637         155,993
                                                                -----------     -----------
Operating expenses:
  General and administrative                                        222,299         172,448
  Professional fees                                                 198,448         142,599
  Interest                                                            2,937         200,529
                                                                -----------     -----------
          Total operating expenses                                  423,684         515,576
                                                                -----------     -----------
          Operating loss                                           (387,047)       (359,583)
                                                                -----------     -----------
Realized and unrealized gain (loss) on investments:
  Net realized gain on investments                                1,244,374       1,504,927
  Net decrease in unrealized appreciation of investments         (1,088,750)       (792,896)
                                                                -----------     -----------
          Net realized and unrealized gain on investments           155,624         712,031
                                                                -----------     -----------
Income (loss) before income taxes and extraordinary item           (231,423)        352,448
Income tax expense                                                        0          95,894
                                                                -----------     -----------
          Net income (loss) before extraordinary item              (231,423)        256,554

Extraordinary item - gain on extinguishment of debt                 278,026               0
                                                                -----------     -----------
Net income                                                      $    46,603     $   256,554
                                                                ===========     ===========
Income (loss) per share:
  Income (loss) before extraordinary gain                       $     (0.21)    $      0.23
  Extraordinary gain                                                   0.25               0
                                                                -----------     -----------
          Net income                                            $      0.04     $      0.23
                                                                ===========     ===========
Weighted average number of shares outstanding                     1,125,270       1,125,270
                                                                ===========     ===========






The accompanying notes are an integral part of these consolidated financial statements.

BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 1996 and 1995





                                   Shares        Par        Paid-In      Accumulated
                                 Outstanding    Value       Capital        Deficit           Total
                                 -----------   -------    -----------    ------------     -----------
Balance, December 31, 1994        1,125,270    $ 1,125    $ 6,534,795    $ (3,516,460)    $ 3,019,460
Net  income                               0          0              0         256,554         256,554
                                  ---------    -------    -----------    ------------     -----------

Balance, December 31, 1995        1,125,270      1,125      6,534,795      (3,259,906)      3,276,014
Net income                                0          0              0          46,603          46,603
Distribution to shareholders              0          0     (2,531,859)              0      (2,531,859)
                                  ---------    -------    -----------    ------------     -----------
Balance, December 31, 1996        1,125,270    $ 1,125    $ 4,002,936    $ (3,213,303)    $   790,758
                                  =========    =======    ===========    ============     ===========





The accompanying notes are an integral part of these consolidated financial statements.

BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1996 and 1995



                                                                   1996            1995
Cash flows from operating activities:
  Net income                                                    $    46,603     $   256,554
    Adjustments to reconcile net income to net cash used in
      operating activities:
    Decrease in unrealized appreciation of investments            1,088,750         792,896
    Gain on sale of investment                                   (1,244,374)     (1,504,927)
    Extraordinary gain on extinguishment of debt                   (278,026)              0
    Interest accrued but not paid on defaulted note                       0         200,529
    Increase in other assets                                         (7,000)              0
    Decrease in accounts payable and accrued expenses               (40,337)              0
                                                                -----------     -----------
             Net cash used in operating activities                 (435,384)       (458,839)
                                                                -----------     -----------
Cash flows from investing activities:
  Proceeds from sale of investment                                1,245,000       1,505,469
  Proceeds from note receivable                                           0         522,514
  Issuance of notes receivable                                     (350,000)              0
                                                                -----------     -----------
             Net cash provided by investing activities              895,000       2,027,983
                                                                -----------     -----------
Cash flows from financing activities:
  Distribution to shareholders                                   (2,531,859)              0
  Payments of notes payable                                        (310,000)              0
                                                                -----------     -----------
             Net cash used in financing activities               (2,841,859)              0
                                                                -----------     -----------
Net increase (decrease) in cash                                  (2,382,243)      1,569,144
Cash, beginning of year                                           2,900,888       1,331,744
                                                                -----------     -----------
Cash, end of year                                               $   518,645     $ 2,900,888
                                                                ===========     ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for income taxes                    $    14,907     $    39,087
                                                                ===========     ===========





The accompanying notes are an integral part of these consolidated financial statements.

BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Business

         Boca Raton Capital Corporation ("BRCC") was a non-diversified, closed-end investment company, which had elected and was granted the status as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). During 1995, BRCC's Board of Directors were of the opinion that the shareholders return on assets was not sufficient to continue operations as a BDC. As such, BRCC's election to withdraw from its status as a BDC was filed with the Securities and Exchange Commission and became effective as of December 22, 1995. No material impact to the financial statements resulted from BRCC's change in status.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of BRCC and its wholly-owned subsidiaries (collectively the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

         VALUATION OF PORTFOLIO INVESTMENTS

         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, investments are classified as either held to maturity, trading or available for sale depending upon whether the investment is a debt or equity security and management's intent with regards to the investment. The Company's investment in RailAmerica was classified as trading which called for the investment to be carried at fair value and changes in market value be credited or
         charged to income.   Investments for which market quotations are
         readily available are valued at market.   In the absence of market
         quotations, investments are valued at their fair value as determined in good faith by the Board of Directors. Due to the inherent uncertainty of this valuation, these estimates may differ significantly from the values that would have been used had a ready market for the investments existed.

         NET INCOME PER COMMON SHARE

         Net income per common share is computed using the weighted average number of common shares outstanding during each year.

         Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", establishes standards for computing and presenting earnings per share and must be implemented by BRCC for both interim and annual periods ending after December 31, 1997. This pronouncement is not expected to have a material impact on the financial statements of the Company.

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

2.       PORTFOLIO INVESTMENTS:

         During 1996, the Company sold its 375,000 shares of RailAmerica, Inc. common stock, which represented its total investment as of December 31, 1995, and received net proceeds of $1,245,000. The Company recorded a net realized gain of $155,624 during the year ended December 31, 1996 as a result of this sale.

3.       DEFAULTED NOTE PAYABLE AND ACCRUED INTEREST:

         The Company had a note payable to a financial institution which was
         taken over by regulatory authorities.   At the time of the takeover,
         the Company had suspended payments on this note in an effort to negotiate extensions, refinance the obligation or reach a settlement. The Company had adjusted the cumulative interest accrued on the note to reflect the default rate of 18% in 1995. In 1996, a full settlement was reached in the matter which consisted of payment of principal of $310,000 and a release from all obligation. The favorable settlement in this matter has been reflected as an extraordinary item resulting from extinguishment of debt in the amount of $278,026.

4.       INCOME TAXES:

         The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


4.       INCOME TAXES, CONTINUED:

         The provision for income taxes for 1996 and 1995 is summarized as follows:

                                         1996          1995
                                        ------       --------
         Current:
           Federal                      $    0       $ 62,945
           State                             0         32,949
                                        ------       --------
                                             0         95,894
                                        ------       --------
         Deferred:
           Federal                           0              0
           State                             0              0
                                        ------       --------
                                             0              0
                                        ------       --------
                 Total provision        $    0       $ 95,894
                                        ======       ========

         The significant components of the net deferred tax assets as of December 31, 1996, are as follows:

         Deferred tax assets:
           Net operating loss carryforward          $ 885,127
           Other                                       98,132
           Valuation allowance                       (983,259)
                                                    ---------
         Net deferred tax assets                    $       0
                                                    =========

         SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 1996, the Company has established a 100% valuation allowance against net deferred tax assets.

         For income tax purposes, the Company had a change in ownership during 1993 in connection with a private placement offering. The change in ownership resulted in an annual limitation on the amount of pre-change ownership net operating loss carryforwards which can be utilized to offset the Company's future taxable income. The annual limitation is approximately $128,000 and will be increased by the Company's pre-change built in gains when recognized.

BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


4.       INCOME TAXES, CONTINUED:

         As of December 31, 1996, the Company has available for federal income tax reporting purposes pre-change net operating losses of approximately $1,900,000 and post-change net operating losses of approximately $381,000. These net operating loss carryforwards expire in the years 1998 through 2008. Should the proposed merger discussed in Note 7 occur, utilization of those net operating loss carryforwards could be further limited.

         RATE RECONCILIATION

         A reconciliation of the difference between actual income tax expense and income taxes computed at the federal statutory tax rate is as follows:

                                                                1996     1995
                                                               ------   ------
         Federal statutory rate                                 34.00 %  34.00 %
         State rate net of federal benefit                       3.63 %   3.63 %
         Benefit of NOL with prior period valuation allowance  (37.63)% (10.42)%
                                                               ------   ------
                                                                 0.00 %  27.21 %
                                                               ======   ======

5.       CONCENTRATION OF CREDIT RISK:

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and note receivable. The Company maintains a majority of its cash with financial institutions that management considers to have a high credit standing. At times, such amounts may be in excess of the FDIC insured limits. The Company has a note receivable in the amount of $350,000 (See Note 7) with a single counterparty. The Company did not require the counterparty to provide collateral for the note; however, the principal and accrued interest thereon has been individually guaranteed by each of the three counterparty shareholders and their respective spouses. The Company, however, does not anticipate nonperformance by the counterparty.

6.       RELATED PARTY TRANSACTIONS:

         The Company and Josephthal were parties to a financial consulting agreement through March 1995 for which the Company paid Josephthal Lyon & Ross Incorporated ("Josephthal") $3,000 a month in consulting fees for services provided by Mr. Alan Jacobs, President and Chief Executive Officer of the Company. Until January 1, 1996, Mr. Jacobs was an employee of Josephthal. In March 1995, the consulting agreement was terminated. Beginning in April 1995 and through December 31, 1995, the Company agreed to pay Mr. Jacobs $3,000 a month in consulting fees directly. Starting in 1996, the monthly consulting fee was increased to $5,000 per month.

BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.       RELATED PARTY TRANSACTIONS, CONTINUED:

         Pursuant to a consulting agreement, the Company paid Mr. Franklyn Weichselbaum, as the Treasurer and Chief Financial Officer of the Company, $2,200 per month in consulting fees. Starting in 1996, the monthly consulting fee was increased to $3,500 per month.

         On January 11, 1996, the Board of Directors approved the payment of a retainer to each director of the Company of $10,000 for services to be rendered as a director during 1996 and granted 10,000 options to each of the four independent directors and to its two officers. This retainer is in addition to the normal recurring fees received of
         $1,500 per director per meeting attended.   Each option entitles the
         holder, for a period of four years commencing on April 15, 1996, to purchase shares of the Company's common stock at an initial exercise price of $3.00 per share. The exercise price exceeded the market price per share and the book value per share of the Company's common stock on the date of grant. The exercise price was subsequently adjusted to $0.75 per share to reflect the special cash distribution of $2.25 per share of common stock (See Note 8).

         General and administrative expenses for 1996 are substantially comprised of directors' fees and related expenses and consulting fees paid to the officers.

7.       PROPOSED MERGER:

         In 1996, the Company entered into an agreement to merge CRP Acquisition Corporation ("CRP"), its wholly-owned subsidiary, with and into Clean Room Products, Inc., a New York corporation. The proposed merger is subject to, among other things, the satisfactory completion by the Company of a legal and business review of Clean Room Products, Inc., and approval by the shareholders of the Company. CRP designs and constructs clean rooms and associated products for the semiconductor, pharmaceutical, biotechnology, medical device and other industries. In addition, CRP's film division produces UltracleanTM packaging materials for these industries. If the proposed merger is consummated, Clean Room Products, Inc. will become a wholly-owned subsidiary.

         In connection with the proposed merger, on December 12, 1996, the Company extended a loan to CRP. The loan was in the original principal amount of $350,000 with an interest rate equal to the prime rate, plus one percent (1%) per annum. The principal and the accrued interest, thereon, is due and payable on April 30, 1997. Each of the three CRP shareholders and their respective spouses have guaranteed repayment of this note.

8.       SPECIAL CASH DISTRIBUTIONS:

         On January 11, 1996, the Board of Directors approved a special cash distribution of $2.25 per share to the shareholders of record on January 11, 1996. The special cash distribution was approved by the Company's shareholders at a special meeting held on February 29, 1996 and the special cash distribution was paid on March 11, 1996.

BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.       LEGAL PROCEEDINGS:

         In January 1997, the Company was notified of potential alleged damages in connection with unspecified claims relating to previously terminated merger proceedings. As of the date hereof, to the best of the Company's knowledge, legal proceedings have not commenced. In the event of legal actions relating to such matters, the Company intends to vigorously defend its rights against any alleged claims.

                                  EXHIBIT INDEX

Exhibit
-------


2.1 Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of March 26, 1997, by and among the registrant, CRP Acquisition Corp. and Clean Room Products, Inc.

10.25 Promissory Note of Clean Room Products, Inc., dated December 12, 1996, in the original principal amount of $350,000.

21.1      Subsidiaries of the registrant.

24.1 Power of Attorney, located on page 24 of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

27.4      Financial Data Schedules for the fiscal year ended December 31 1996.