Form 10QSB
period 1997-03-31
BOCA RATON CAPITAL CORP /FL/
filed 1997-05-15
CIK 811220

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
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

                                 (561) 750-2252
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,125,270 shares as of May 8, 1997.

                BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1997

                                                                       Page  No.
                                                                       ---------

PART I            FINANCIAL INFORMATION

Item 1            Financial Statements

                  Consolidated Balance Sheets -                               3
                  March 31, 1997 and December 31, 1996

                  Consolidated Statements of Operations -
                  Three Months Ended March 31, 1997 and 1996                  4

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1997 and 1996                  5

                  Notes to Consolidated Financial Statements -                6

Item 2            Management's Discussion and Analysis -                      7

PART II           OTHER INFORMATION

Item 1            Legal Proceedings                                           7

Item 4            Submission of Matters to a Vote of Security Holders         8

Item 5            Other Information                                           8

Item 6            Exhibits and Reports on Form 8-K                            9

                  Signatures                                                 10

                  Exhibit Index                                              11

                BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996



                                                   1997              1996
                                                ----------        -----------
                                                (Unaudited)            *
ASSETS
Cash                                            $   359,261       $   518,645
Note receivable                                     358,000           350,000
Prepaid expenses                                     35,000             7,000
                                                -----------       -----------
    Total assets                                $   752,261       $   875,645
                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses              50,083            84,887
                                                -----------        ----------
    Total liabilities                                50,083            84,887
                                                -----------        ----------

Stockholders' equity:
  Common stock, $.001 par value; authorized
   40,000,000 shares; issued and outstanding,
   1,125,270 shares at March 31, 1997 and
   December 31, 1996, respectively                    1,125             1,125
Additional paid-in capital                        4,002,936         4,002,936
Accumulated deficit                              (3,301,883)       (3,213,303)
                                                -----------       -----------

    Total stockholders' equity                      702,178           790,758
                                                -----------       -----------

    Total liabilities and stockholders' equity  $   752,261       $   875,645
                                                ===========       ===========




* From audited financial statements

          See accompanying notes to consolidated financial statements.

                BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               for the three months ended March 31, 1997 and 1996
                                  (Unaudited)
                                  -----------

                                                           Three months ended
                                                                March 31,
                                                        -----------------------
                                                           1997        1996
                                                        ----------   ----------
Investment income:
  Interest income                                       $   10,323   $   25,043
                                                        ----------   ----------

    Total investment income:                                10,323       25,043
                                                        ----------   ----------

Operating expenses:
  General and administrative                                61,728      120,490
  Legal                                                     34,860       29,667
  Audit and tax                                              2,315        8,600
  Interest                                                      --       16,587
                                                        ----------   ----------

    Total operating expenses                                98,903      175,344
                                                        ----------   ----------

    Net loss                                               (88,580)    (150,301)
                                                        ----------   ----------

Earnings per share:
  Weighted average number of shares                      1,125,270    1,125,270
                                                        ==========   ==========

    Net loss                                            $    (0.08)  $    (0.13)
                                                        ==========   ==========


          See accompanying notes to consolidated financial statements.

                BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


                                                                 1997            1996
                                                               ----------      ----------
Cash flows from operating activities:
  Net loss                                                     $ (88,580)     $  (150,301)
  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
      Increase in prepaid expenses                               (36,000)         (38,500)
      Decrease in accounts payable
        and accrued expenses                                     (34,804)         (37,441)
                                                               ---------      -----------
          Net cash provided by (used in) operating activities   (159,384)        (226,242)
                                                               ---------      -----------
  Cash flows from financing activities:
    Payment of special cash distribution on common stock              --       (2,531,858)
                                                               ---------      -----------
  Net increase in cash                                          (159,384)      (2,758,100)

  Cash, beginning of period                                      518,645        2,900,888
                                                               ---------      -----------
  Cash, end of period                                          $ 359,261      $   142,788
                                                               =========      ===========
  Supplemental disclosures of cash flow information
    Cash paid during the year for interest                     $      --      $     2,937
                                                               =========      ===========


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

         In the opinion of management, the consolidated financial statements contain all adjustments which are of a recurring nature, and disclosures necessary to present fairly the consolidated balance sheets of the Company as of March 31, 1997 and December 31, 1996, the related consolidated statements of operations for the three months ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996.


NOTE 2:   VALUATION OF PORTFOLIO INVESTMENTS

         The Company's investment in RailAmerica, Inc., as of March 31, 1996, was comprised of 375,000 shares of common stock, which represented approximately an 8% interest in RailAmerica, Inc.. The fair value of this investment as determined by the Board of Directors was $1,089,375, compared to the Company's cost of $626. At March 31, 1996, all shares were subject to a lock-up agreement that restricted the Company's ability to sell the shares. In light of this, at March 31, 1996, the Board of Directors reduced the fair value of these shares by twenty percent from the average bid and asked prices. Transfer of the shares were also subject to the provisions of Rule 144. The Company sold the above shares in July of 1996.


NOTE 3: INCOME TAXES

         For income tax purposes, the Company had a change in ownership during 1993 in connection with a private placement offering. The change in ownership resulted in an annual limitation on the amount of pre-change ownership net operating loss carryforwards which can be utilized to offset the Company's future taxable income. The annual limitation is approximately $128,000 and will be increased by the Company's pre-change built in gains when recognized. As of December 31, 1996, the Company has available for federal income tax reporting purposes pre-change net operating losses of approximately $1,900,000 and post-change net operating losses of approximately $381,000. These net operating loss carryforwards expire in the years 1998 through 2008. Should the Proposed Merger (as defined below) occur, utilization of those net operating loss carryforwards could be further limited.

                                    PART II


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         The Company reported net loss of $88,580 and $150,301 for the three months ended March 31, 1997 and 1996, respectively. The net loss consisted of investment income of $10,323 and $25,043 less operating expenses of $98,903 and $175,344 for the three months ended March 31, 1997 and 1996, respectively.

         Total investment income of $10,323 for the three months ended March 31, 1997 consisted of interest income. This is compared to total investment income of $25,043 for the three months ended March 31, 1996 which consisted of interest income. The decrease in investment income is a result of the decrease in the Company's assets due to the payment of operating expenses and the special cash distribution made in March of 1996.

         Operating expenses for the three months ended March 31, 1997 consisted of general and administrative expenses of $61,728 and professional fees of $37,175. Such expenses for the comparable period of 1996 consisted of general and administrative expenses of $120,490, professional fees of $38,267 and interest expense of $16,587. The decrease of $72,675 in general and administrative expenses was primarily a result of the payment in January 1996 of an annual retainer fee for 1996 of $10,000 per director ($50,000 in the aggregate), and costs related to a special meeting of shareholders held in February 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has $359,261 in cash and total liabilities of $50,083 at March 31, 1997. The Company has no liabilities due longer than twelve months.

         The Company has no sources of cash flow at present apart from interest income. The Company has minimal current operating expenses.

         At March 31, 1997 the Company did not maintain lines of credit, and none are anticipated.


ITEM 1 - LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings. In January 1997, the Company was notified by Weitzer Homebuilders Inc. (WHB) legal counsel that WHB intended to seek alleged damages in connection with unspecified claims relating to the Terminated Merger. As of the date hereof, to the best of the Company's knowledge,

WHB has not commenced a legal proceeding. In the event that WHB commences a legal action, the Company intends to vigorously defend its rights against any alleged claims.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the first quarter of the fiscal year ended December 31, 1997.

ITEM 5 - OTHER INFORMATION

         On December 12, 1996, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with CRP Acquisition Corp., a New York corporation and wholly-owned subsidiary of the Company ("Merger Sub"), and Clean Room Products, Inc., a New York Corporation ("CRP"). The Merger Agreement was subsequently amended by the parties thereto as of March 26, 1997. Subject to the terms and conditions of the Merger Agreement, as amended, Merger Sub shall be merged with and into CRP in accordance with New York law (the "Proposed Merger"). The Proposed Merger is subject to the satisfaction or waiver (if permissible) of certain conditions, including, but not limited to, the approval of the Company's shareholders. The Company intends to submit the Proposed Merger to the vote of the Company's shareholders at a special meeting of shareholders as soon as practicable. CRP designs and constructs clean rooms and associated products for the semiconductor, pharmaceutical, biotechnology, medical device and other industries. In addition, CRP's film division produces Ultraclean(TM) packaging materials for these industries.

         In connection with the Proposed Merger, on December 12, 1996, the Company extended a loan (the "CRP Loan") to CRP. The CRP Loan was in the original principal amount of $350,000 with an interest rate equal to the prime rate of Citibank, N.A. plus one percent (1%) per annum. The principal, and the accrued interest thereon, of the CRP Loan was due and payable on April 30, 1997. Each of the three shareholders of CRP and their respective spouses have individually guaranteed the repayment of the principal, and accrued interest thereon, of the CRP Loan.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


The following exhibits are filed herewith:

2.1 Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of March 26, 1997, by and among the registrant, CRP Acquisition Corp. and Clean Room Products, Inc.; incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (the "1996 10-KSB").

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

27.5 Financial Data Schedule for the three months ended March 31, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 9, 1997                            /s/ Alan L. Jacobs
                                             -----------------------------------
                                             Alan L. Jacobs, President
                                             (Principal Executive Officer)


Date: May 9, 1997                            /s/ Franklyn B. Weichselbaum
                                             -----------------------------------
                                             Franklyn B. Weichselbaum
                                             Chief Financial Officer & Treasurer

                                  EXHIBIT INDEX


27.5 Financial Data Schedule for the three months ended March 31, 1997.