Form 10QSB
period 1997-06-30
BOCA RATON CAPITAL CORP /FL/
filed 1997-08-14
CIK 811220

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                         Commission File Number 0-16631

                         BOCA RATON CAPITAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 FLORIDA                              59-2763089
     -----------------------------------------------------------------
     (State or other jurisdiction of           (IRS Employer I.D. No.)
      incorporation or organization)

                       6516 Via Rosa, Boca Raton, FL 33433
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (561) 750-2252
                       -----------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,125,270 shares as of August 11, 1997.

                 BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                           QUARTER ENDED JUNE 30, 1997

PART I   FINANCIAL INFORMATION                                     Page No.
                                                                   --------
Item 1   Financial Statements
         Consolidated Balance Sheets -                                  3
         June 30, 1997 and December 31, 1996

         Consolidated Statements of Operations -
         Three and Six Months Ended June 30, 1997 and 1996              4

         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1997 and 1996                        5

         Notes to Consolidated Financial Statements -                   6

Item 2   Management's Discussion and Analysis -                         7

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                              8

Item 4   Submission of Matters to a Vote of Security Holders            9

Item 5   Other Information                                              9

Item 6   Exhibits and Reports on Form 8-K                               9

         Signatures                                                    11

         Exhibit Index                                                 12

                 BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

ASSETS                                                        1997          1996
                                                           -----------   -----------
                                                           (Unaudited)        *
  Cash                                                     $   301,171   $   518,645
  Note receivable                                              366,000       350,000
  Prepaid expenses                                              28,000         7,000
                                                           -----------   -----------

        Total assets                                       $   695,171   $   875,645
                                                           ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued expenses                  $    90,837   $    84,887
                                                           -----------   -----------

      Total liabilities                                         90,837        84,887
                                                           -----------   -----------

Stockholders' equity:
  Common stock, $.001 par value; authorized 40,000,000
    shares; issued and outstanding, 1,125,270 shares
    at  June 30, 1997 and December 31, 1996, respectively        1,125         1,125
  Additional paid-in capital                                 4,002,936     4,002,936
  Accumulated deficit                                       (3,399,727)   (3,213,303)
                                                           -----------   -----------

        Total stockholders' equity                             604,334       790,758
                                                           -----------   -----------

        Total liabilities and stockholders' equity         $   695,171   $   875,645
                                                           ===========   ===========

*From audited financial statements

          See accompanying notes to consolidated financial statements.

                 BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            for the six and three months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                          Six months ended June 30,  Three months ended June 30,
                                                          -------------------------   -------------------------
                                                              1997          1996          1997          1996
                                                          -----------   -----------   -----------   -----------
Investment income:
  Interest income                                         $    19,912   $    27,503   $     9,589   $     2,460
                                                          -----------   -----------   -----------   -----------

       Total Investment income:                                19,912        27,503         9,589         2,460
                                                          -----------   -----------   -----------   -----------

Operating expenses:
  General and administrative                                  107,381       151,671        45,653        31,181
  Legal                                                        95,505        28,804        60,645            --
  Audit and tax                                                 3,450        12,375         1,135         3,775
  Interest                                                         --         2,937            --       (13,650)
                                                          -----------   -----------   -----------   -----------

        Total operating expenses                              206,336       195,787       107,433        21,306
                                                          -----------   -----------   -----------   -----------

        Operating loss                                       (186,424)     (168,284)      (97,844)      (18,846)

Realized and unrealized gain (loss) on investments:
  Net realized gain on investments                                 --     1,244,374            --     1,244,374
  Net decrease in unrealized appreciation of investments           --    (1,088,750)           --    (1,088,750)
                                                          -----------   -----------   -----------   -----------

        Net realized and unrealized gain on investments            --       155,624            --       155,624
                                                          -----------   -----------   -----------   -----------

Income (loss) before extraoridinary item                     (186,424)      (12,660)      (97,844)      136,778

Extraordinary item - gain on extinguishment of debt                --       278,026            --       278,026
                                                          -----------   -----------   -----------   -----------

        Net income (loss)                                 $  (186,424)  $   265,366   $   (97,844)      414,804
                                                          ===========   ===========   ===========   ===========

Income (loss) per share:
  Income (loss) before extraordinary gain                 $     (0.17)  $     (0.01)  $     (0.09)  $      0.12
  Extraordinary gain                                               --          0.25            --          0.25
                                                          -----------   -----------   -----------   -----------

        Net income (loss)                                 $     (0.17)  $      0.24   $     (0.09)  $      0.37
                                                          ===========   ===========   ===========   ===========

    Weighted average number of shares                       1,125,270     1,125,270     1,125,270     1,125,270
                                                          ===========   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                 BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                   1997          1996
                                                               -----------   -----------
Cash flows from operating activities:
  Net income (loss)                                            $  (186,424)  $   265,366
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
      Decrease in unrealized appreciation of investments                       1,088,750
      Increase in note receivable                                  (16,000)           --
      Gain on sale of investment                                        --    (1,244,374)
      Extraordinary gain on extinguishment of debt                      --      (278,026)
      Increase in prepaid expenses                                 (21,000)      (28,000)
      Increase (decrease) in accounts payable
        and accrued expenses                                         5,950       (68,783)
                                                               -----------   -----------

          Net cash provided by (used in) operating activities     (217,474)     (265,067)
                                                               -----------   -----------

Cash flows from investing activities:
  Proceeds from sale of investment                                      --     1,245,000
                                                               -----------   -----------

          Net cash provided by (used in) investing activities           --     1,245,000
                                                               -----------   -----------

Cash flows from financing activities:
  Principal payments on notes payable                                   --      (310,000)
  Payment of special cash distribution on common stock                  --    (2,531,858)
                                                               -----------   -----------

          Net cash provided by (used in) financing activities           --    (2,841,858)
                                                               -----------   -----------

Net decrease in cash                                              (217,474)   (1,861,925)

Cash, beginning of period                                          518,645     2,900,888
                                                               -----------   -----------

Cash, end of period                                            $   301,171   $ 1,038,963
                                                               ===========   ===========

Supplemental disclosures of cash flow information
  Cash paid during the year for interest                       $        --   $     2,937
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

         In the opinion of management, the consolidated financial statements contain all adjustments which are of a recurring nature, and disclosures necessary to present fairly the consolidated balance sheets of the Company as of June 30, 1997 and December 31, 1996, the related consolidated statements of operations for the six and three months ended June 30, 1997 and 1996 and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996

NOTE 2: INCOME TAXES

         For income tax purposes, the Company had a change in ownership during 1993 in connection with a private placement offering. The change in ownership resulted in an annual limitation on the amount of pre-change ownership net operating loss carryfowards which can be utilized to offset the Company's future taxable income. The annual limitation is approximately $128,000 and will be increased by the Company's pre-change built in gains when recognized. As of December 31, 1996, the Company has available for federal income tax reporting purposes pre-change net operating losses of approximately $1,900,000 and post-change net operating losses of approximately $381,000. These net operating loss carryforwards expire in the years 1998 through 2008. Should the Proposed Merger (as defined below) occur, utilization of those net operating loss carryfowards would be further limited.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

         The Company reported net income (loss) of $(186,424) and $265,366 for the six months ended June 30, 1997 and 1996, respectively. The net loss in the six months ended June 30, 1997 consisted of investment income of $19,912 less operating expenses of $206,336. Included in the net income for the six months ended June 30, 1996 was a net unrealized and realized gain of $155,624. The balance of net income (loss) consisted of investment income of $27,503 less operating expenses of $195,787 for the six months ended June 30,1996, and an extraordinary gain of $278,026 resulting from the extinguishment of debt in the six months ended June 30, 1996.

         Total investment income of $19,912 for the six months ended June 30, 1997 consisted of interest income. This is compared to total investment income of $27,503 for the six months ended June 30, 1996 which consisted of interest income. The decrease in interest income is a result of the decrease in the Company's assets due to the payment of operating expenses and the special cash distribution made in March of 1996.

         Operating expenses for the six months ended June 30, 1997 consisted of general and administrative expenses of $107,381 and professional fees of $98,955. Such expenses for the comparable period of 1996 consisted of general and administrative expenses of $151,671, professional fees of $41,179 and interest expense of $2,937. The decrease of $44,290 in general and administrative expenses was primarily a result of the payment in January 1996 of an annual retainer fee for 1996 of $10,000 per director ($50,000 in the aggregate), and costs related to a special meeting of shareholders held in February 1996. The increase on professional fees is due to the Proposed Merger with Clean Room Products, Inc.

         The Company reported a net income (loss) of $(97,844) and $414,804 for the three months ended June 30, 1997 and 1996, respectively. The net loss consisted of investment income of $9,589 and $2,460 less operating expenses of $107,433 and $21,306 for the three months ended June 30, 1997 and 1996, respectively. In addition, the Company had an extraordinary gain of $278,026 resulting from the extinguishment of debt in the three months ended June 30, 1996.

         Total investment income of $9,589 for the three months ended June 30, 1997 consisted of interest income. This is compared to total investment income of $2,460 for the three months ended June 30, 1996 which consisted of interest income.

         Operating expenses for the three months ended June 30, 1997 consisted of general and administrative expenses of $45,653 and professional fees of $61,780. Such expenses for the comparable period of 1996 consisted of general and administrative expenses of $31,181, professional fees of $3,775 and interest expense of $(13,650). The increase of $14,472 in general and administrative expenses and the increase on professional fees of $58,005 are primarily due to the Proposed Merger with Clean Room Products, Inc. The decrease in interest expense was related to the debt extinguishment.

Liquidity and Capital Resources

         The Company has $301,171 in cash and total liabilities of $90,838 at June 30, 1997. The Company has no liabilities due longer than twelve months.

         The Company has no sources of cash flow at present apart from interest income. The Company has minimal current operating expenses.

         At June 30, 1997 the Company did not maintain lines of credit, and none are anticipated.

         If the Proposed Merger, as discussed below, is not consummated the Company's current resources will be insufficient to meet the Company's obligations for the next 12 months. As a result , the Company would be forced to cease its operations.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

         On June 30, 1994, BRCC entered into an Agreement and Plan of Merger ( "Weitzer Agreement") with Weitzer Homebuilders Incorporated ("WHB"), WHB Merger Sub, Inc. ("Sub"), Harry Weitzer and certain corporations controlled by Harry Weitzer (collectively, the "Weitzer Entities"). The Weitzer Entities terminated the proposed merger ("Failed Merger") on December 23, 1994. In June 1997, WHB and Harry Weitzer (collectively , the Weitzer Plaintiffs") commenced an action in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, against BRCC for breach of the Weitzer Agreement, fraudulent inducement and fraudulent and negligent misrepresentation in connection with the Failed Merger. The Weitzer Plaintiffs alleged unspecified damages in this action. BRCC is vigorously defending its rights against the alleged claims.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the six months ended June 30, 1997.

ITEM 5 - OTHER INFORMATION

         On December 12, 1996, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with CRP Acquisition Corp., a New York corporation and wholly-owned subsidiary of the Company ("Merger Sub"), and Clean Room Products, Inc., a New York Corporation ("CRP"). The Merger Agreement was subsequently amended by the parties thereto as of March 26, 1997. Subject to the terms and conditions of the Merger Agreement, as amended, Merger Sub shall be merged with and into CRP (the "Proposed Merger"). The Proposed Merger is subject to the satisfaction or waiver (if permissible) of certain conditions, including, but not limited to, the approval of the Company's shareholders. The Company intends to submit the Proposed Merger to the vote of the Company's shareholders at a special meeting of shareholders as soon as practicable. CRP designs and constructs clean rooms and associated products for the semiconductor, pharmaceutical. biotechnology, medical device and other industries. In addition, CRP's film division produces Ultraclean packaging materials for these industries.

         In connection with the Proposed Merger, On December 12 ,1996, the Company extended a loan (the "CRP Loan") to CRP. The CRP Loan was in the original principal amount of $350,000 with an interest rate equal to the prime rate of Citibank N.A. plus one percent (1%) per annum. The principal, and the accrued interest thereon, of the CPR Loan was due and payable on April 30, 1997. Each of the three shareholders of CPR and their respective spouses have individually guaranteed the repayment of the principal, and accrued interest thereon, of the CRP Loan. As of August 11, 1997, the CPR Loan has not been repaid.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed herewith:

2.1 Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of March 26, 1997, by and among the registrant, CPR Acquisition Corp. and Clean Room Products, Inc.; incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (the "1996 10-K").

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

27.6 Financial Data Schedule for the six months ended June 30, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 11, 1997                    /s/ Alan L. Jacobs
                                         -----------------------------------
                                         Alan L. Jacobs, President
                                         (Principal Executive Officer)


Date: August 11, 1997                    /s/ Franklyn B. Weichselbaum
                                         -----------------------------------
                                         Franklyn B. Weichselbaum
                                         Chief Financial Officer & Treasurer

                                  EXHIBIT INDEX

27.6  Financial Data Schedule for the six months ended June 30, 1997.