Form 10KSB40/A
period 1996-12-31
BOCA RATON CAPITAL CORP /FL/
filed 1997-08-28
CIK 811220

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB/A

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

     THE NUMBER OF SHARES OUTSTANDING OF ISSUER'S COMMON STOCK AS OF MARCH 24, 1997 WAS 1,125,270.

       TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES__  NO X

================================================================================

                                      INDEX

                                                                                                       Page

                                     PART II
ITEM 7 - FINANCIAL STATEMENTS..........................................................................  1

ITEM 7 - FINANCIAL STATEMENTS

     The financial statements required by this Item, the accompanying notes thereto and the report of independent accountants are included as part of this Form 10-KSB/A and immediately follow the signature page of this Form 10-KSB/A.

                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 27, 1997.

           Signatures                                  Title
           ----------                                  -----

/s/Alan L. Jacobs                       President, Chief Executive Officer
-----------------------------           and Director (Chief Executive Officer)
Alan L. Jacobs


/s/Alan L. Jacobs*                      Chief Financial Officer,
----------------------------            Secretary and Treasurer (Principal
Franklyn B. Weichselbaum                Financial and Accounting Officer)


/s/Alan L. Jacobs*                      Director
----------------------------
Robert H. Arnold


/s/Alan L. Jacobs*                      Director
----------------------------
Ronald L. Miller


/s/Alan L. Jacobs*                      Director
----------------------------
C. Lawrence Rutstein


/s/Alan L. Jacobs*                      Director
----------------------------
Alan H. Weingarten

* Pursuant to a Power of Attorney incorporated herein by reference to Exhibit
  24.1 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

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




        [SIG]
COOPERS & LYBRAND L.L.P.



Miami, Florida
January 31, 1997, except for Note 9 and the last paragraph of Note 7, as to which the date is July 30, 1997

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

         As of July 30, 1997, CRP has not repaid the loan.

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

BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.       SUBSEQUENT EVENT:

         In June 1997, Weitzer Homebuilders Incorporated and Harry Weitzer commenced an action against the Company for unspecified damages in connection with a failed merger alleging breach of an agreement and plan of merger, fraudulent inducement, and fraudulent and negligent misrepresentation. The Company is vigorously defending its rights against any alleged wrongdoing. The Company is unable to estimate the potential loss, if any, that may result from this matter.