Form 10QSB
period 1997-09-30
BOCA RATON CAPITAL CORP /FL/
filed 1997-11-20
CIK 811220

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                 ---------------
                                  FORM 10 - QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                           COMMISSION FILE NO. 0-16631

                         BOCA RATON CAPITAL CORPORATION

--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                     FLORIDA                          59-2763089

--------------------------------------------------------------------------------
  (STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER I.D. NO.)
   INCORPORATION OR ORGANIZATION)

                       6516 VIA ROSA, BOCA RATON, FL 33433

--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (561) 750-2252

--------------------------------------------------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)

     CHECK  WHETHER  THE ISSUER (1) FILED ALL  REPORTS  REQUIRED  TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT(S)), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES [X] NO [ ]

    STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
      COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 5,617,768 SHARES AS
                              OF NOVEMBER 7, 1997.

                 BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10 QSB

                        QUARTER ENDED SEPTEMBER 30, 1997


                                                                                      Page No.

PART I         FINANCIAL INFORMATION......................................................3

Item 1         Financial Statements.......................................................3
               Consolidated Balance Sheets
               September 30, 1997 and December 31, 1996...................................3

               Consolidated Statements of Operations
               Three and Nine Months Ended September 30, 1997 and 1996....................4

               Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1997 and 1996..............................6

Item 2         Management's Discussion and Analysis.......................................9

PART II        OTHER INFORMATION..........................................................9

Item 4         Submission of Matters to a Vote of Security Holders........................9

Item 5         Other Information.........................................................10

Item 6         Exhibits and Reports on Form 8-K..........................................10

               Signatures................................................................11

               Exhibit Index.............................................................12


PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

                 BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                 September 30, 1997              December 31, 1996
                                 ------------------              -----------------
                                 (Unaudited)

                                     ASSETS

Cash and cash equivalents                  $ 229,919                      $518,645
Note receivable                              376,260                       350,000
Prepaid expenses and other                    17,500                         7,000
                                              ------                         -----

Total assets                               $ 623,679                      $875,645
                                           =========                      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Accounts payable and accrued
expenses                                   $ 205,079                      $ 84,887
                                           ---------                      --------

Total liabilities                            205,079                        84,887
                                           ---------                      --------

Commitments and contingencies

Stockholders' equity: Common stock,
$.001 par value; authorized 40,000,000
shares; issued and outstanding,
1,125,270 shares at September 30, 1997
and December 31, 1996, respectively        1,125                            1,125


Additional paid in capital             4,002,936                        4,002,936
Accumulated deficit                   (3,585,461)                      (3,213,303)
                                     -----------                       ----------

Total stockholders' equity               418,600                          790,758
                                         -------                          -------

Total liabilities and
stockholders' equity                $    623,679                     $    875,645
                                    ============                     ============


                 See   accompanying notes to consolidated financial statements

                       BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS
            for the nine and three months ended September 30, 1997 and 1996
                                        (unaudited)


                    Nine months ended September 30        Three months ended September 30
                                     -------------

                           1996               1997               1996               1997
                           ----               ----               ----               ----

Investment Income:
Interest income          $31,450            $32,407            $11,538           $ 4,904
                         -------            -------            -------           -------

Total investment
income                    31,450             32,407             11,538             4,904
                         -------            -------            -------             -----

Operating expenses:

General and
administrative           216,408            208,517            109,027            56,846
Legal                    182,150             66,577             86,645            37,773
Audit and tax              5,050             15,825              1,600             3,450
Interest                                      2,937
                                              -----                               ------

Total operating
expenses                 403,608            293,856            197,272            98,069
                         -------            -------            -------            ------

Operating (loss)        (372,158)          (261,449)          (185,734)          (93,165)
                        --------          ---------          ---------           --------
Realized and
unrealized gain
(loss) on
investments:                              1,244,374
Net realized gain
on investments
Net decrease in
unrealized
appreciation of
investments                             (1,088,750)
                                        -----------
Net realized and
unrealized gain on
investments                                155,624
                                           -------


(Loss) before
extraordinary item      (372,158)          (105,825)          (185,734)        (93,165)


Extraordinary item
- gain on
extinguishment of
debt                                        278,026

Net income (loss)    $  (372,158)        $  172,201        $  (185,734)    $   (93,165)
                     ===========         ==========        ===========     ===========

Income (loss) per share:
Income (loss)
before
extraordinary gain   $     (0.33)        $    (0.09)       $     (0.16)          (0.08)


Extraordinary gain                              .25


Net income (loss)    $     (0.33)         $    0.16        $     (0.17)     $   (0.08)
                          ======              =====             ======  =============




Weighted average
number of shares       1,125,270          1,125,270          1,125,270      1,125,270
                       =========          =========          =========  =============


                 See accompanying notes to consolidated financial statements

                 BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                   (unaudited)

                                 1997                            1996
                                 ----                            ----
Cash flows from operating activities:

Net income (loss)                $(372,158)                      $    172,201
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in unrealized appreciation of investments                  1,088,750
Increase in notes receivable       (26,260)
Gain on sale of investment                                         (1,244,374)
Extraordinary gain on
extinguishment of debt                                               (278,026)
Increase in other prepaid
expenses                           (10,500)                           (17,500)
                                  --------                        -----------
Increase (decrease) in
accounts payable and accrued
expenses                           120,192                            (72,243)
                                  --------                        -----------
Net cash used in operating
activities                        (288,726)                          (351,192)
                                  --------                        -----------
Cash flows from investing activities:
Proceeds from sale of investment                                    1,245,625
                                                                  -----------
Net cash provided by investing activities                           1,245,625
                                                                  -----------
Cash flows from financing activities:
Principal payments on notes payable                                  (310,000)
Dividend paid on common stock                                      (2,531,858)
                                                                  -----------
Net cash used in financing activities                              (2,841,858)
                                                                  -----------
Net decrease in cash              (288,726)                        (1,947,425)
Cash, beginning of period          518,645                          2,900,888
                                  --------                        -----------
Cash, end of period               $229,919                         $  953,463
                                  ========                        ===========
Supplemental disclosures of cash flow information
Cash paid during the period
for interest                       $ --                            $    2,937
                                  ========                        ===========

                 See accompanying notes to consolidated financial statements

                 BOCA RATON CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1:       BASIS OF PRESENTATION

        The accompanying financial statements have been prepared by Boca Raton Capital Corporation and Subsidiaries (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the operating results for a full year.

        Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

        As of December 31, 1996, the Company has available for federal income tax purposes pre-change net operating losses of approximately $1,900,000 and post-change net operating losses of $381,000. The net operating loss carryforwards expire in years 1998 through 2008. These net operating losses will be subject to further limitation as a result of the Merger discussed in Note 3.

 NOTE 3:       MERGER

        On October 24, 1997, the Company, through a wholly-owned subsidiary, completed a merger ("the Merger") with Clean Room Products, Inc. ("CRP") whereby CRP became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company issued 4,501,080 shares of its common stock for 100% of the issued and outstanding common shares of Clean Room Products, Inc. ("CRP"). For financial reporting purposes, the Merger was treated as a recapitalization of CRP or reverse acquisition, whereby CRP was deemed the acquiror. The purchase price paid by CRP for the Company was the net monetary assets of the Company.

        The Merger resulted in both a change in majority equity ownership and management of the Company and the cessation of the Company's business operation as previously conducted. Under this method of accounting and financial reporting, CRP will reflect in its combined financial statements the assets and liabilities of the Company at their book value and will not combine the historical earnings of the Company with those of CRP.

Item 2         Management's Discussion and Analysis

Results of Operations

        The Company reported a net loss of $(372,158) and net income of $172,201 for the nine months ended September 30, 1997 and 1996, respectively. The net loss in the nine months ended September 30, 1997 consisted of investment income of $31,450 less operating expenses of $403,608. Included in net income for the nine months ended September 30, 1996 was a net unrealized and realized gain of $155,624. The balance of net income consisted of investment income of $32,407 less operating expenses of $293,856 for the nine months ended September 30, 1996, and an extraordinary gain of $278,026 resulting from the extinguishment of debt in the nine months ended September 30, 1996.

        Total investment income of $31,450 and $32,407, consisted of interest income, for the nine months ended September 30, 1997 and 1996, respectively.

        Operating expenses for the nine months ended September 30, 1997 consisted of general and administrative expenses of $216,408 and professional fees of $187,150. Such expenses for the comparable period of 1996 consisted of general and administrative expenses of $208,517, professional fees of $82,402, and interest expense of $2,937. The increase in expenses in 1997 is primarily attributable to the Merger with Clean Room Products, Inc.

Liquidity and Capital Resources

        The Company had $229,919 in cash and cash equivalents and total liabilities of $205,079 at September 30, 1997. The Company had no liabilities due longer than twelve months.

        The Company has no sources of cash flow at present apart from interest income. The Company has minimal current operating expenses.

        At September 30, 1997, the Company did not maintain any lines of credit.

PART II Other Information

Item 4         Submission Of Matters To A Vote Of Security Holders

        (a) A special meeting of the shareholders of the Company was held on October 9, 1997 (the "Special Meeting"). Holders of the Company's common stock, $.001 par value per share (the BRCC "Common Stock"), of record at the close of business on August 26, 1997 were entitled to notice of and to vote at the Special Meeting. 968,359 shares were present at the Special Meeting, in person or by proxy.

        (b) The following proposals were submitted to shareholders for approval at the Special meeting, receiving the respective number of votes set forth below:

PROPOSAL I      Merger (as defined below) and the issuance of 4,501,080 shares of BRCC Common Stock to the shareholders of Clean Room Products, Inc. (CRP") in connection with an Amended and Restated Agreement and Plan of Merger and Reorganization dated as of March 26, 1997 (the "Merger Agreement") among CRP, the Company and CRP Acquisition Corp., a wholly-owned subsidiary of the Company ("Merger Sub"), which provides for the merger of Merger Sub with and into CRP (the "Merger").

        In Favor             Against        Abstained            Unvoted
        --------             -------        ---------            -------
        965,329               2,725           305                 -----


PROPOSAL II     Adoption of new articles of incorporation  and new by-laws of the Company in the event the Merger is not consummated for any reason.

        In Favor             Against        Abstained            Unvoted
        --------             -------        ---------            -------
         682,160             274,383         11,816               -----

Item 5  Other Information

        The Merger was consummated on October 24, 1997. In connection with the Merger, a new board of directors of the Company was appointed immediately following the Merger, pursuant to the Merger Agreement, consisting of the following individuals: Edward Nassberg, Robert Witter, Kenneth Gross, Sherwood Larkin, Paul Gerber, Charles A. Chenes and C. Lawrence Rustein. The new board is classified into three classes of directors, with terms expiring at the respective annual meeting of shareholders to be held in each of 1998 (Class I), 1999 (Class II), and 2000 (Class III).

        In connection with the Merger, on December 12, 1996, the Company extended a loan (the "CRP Loan") to CRP. The CRP Loan was in the original principal amount of $350,000 with an interest rate equal to the prime rate of Citibank, N.A. plus one present (1%) per annum. The principal, and the accrued interest thereon, of the CRP Loan was due and payable on April 30, 1997. Each of the three shareholders of CRP and their respective spouses individually guaranteed the repayment of the principal and accrued interest thereon. Pursuant to the terms of the Merger Agreement, the CRP Loan and related guarantees were canceled upon consummation of the Merger.

Item 6         Exhibits And Reports On Form 8-K

        (a)    The following exhibits are filed herewith:

        2.1 Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of March 26, 1997, by and among the Company, CRP Acquisition Corp. and Clean Room Products, Inc., incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 ("the 1996 10-K").

       27.6    Financial Data Schedule for the nine months ended
               September 30, 1997.

        (b) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 12, 1997 reporting the consummation of the Merger on October 24, 1997.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 1997                            /s/ Charles A. Chenes
                                                   ----------------------------
                                                   Charles A. Chenes
                                                   (Principal Executive Officer)

Date: November 19, 1997                            /s/ Ernest J. Jurdana
                                                   ----------------------------
                                                   Ernest J. Jurdana
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

2.1 Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of March 26, 1997, by and among the Company, CRP Acquisition Corp. and Clean Room Products, Inc., incorporated by reference to
        Exhibit 2.1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 ("the 1996 10-K").

27.6    Financial Data Schedule for the nine months ended September 30, 1997.