Form 10KSB
period 1997-12-31
CRP HOLDING CORP
filed 1998-04-15
CIK 811220

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

(Mark One)                              OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                         Commission File Number: 0-16631

                                CRP HOLDING CORP.
             (Exact Name of Registrant as Specified in its Charter)

           Florida                                         59-2763089
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

1800 Ocean Avenue
Ronkonkoma, New York                                          11779
 (Address of principal                                       Zip Code
  executive offices)

                                 (516) 588-7000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                     Common Stock, Par Value $.001 Per Share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   |X|         NO   | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB any amendment to this Form 10-KSB.[ ]

     The Registrant's revenues for the fiscal year ended December 31, 1997 were approximately $11,751,291

     On March 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $323,980.00 based upon the average of the closing bid and asked prices of $.25 as of March 16, 1998.

         As of March 16, 1998, 6,676,277 shares of the Registrant's Common Stock were outstanding.

                       Documents Incorporated By Reference

Document                                                     Where Incorporated

 None.                                                               N/A

                                     PART I

Item 1. BUSINESS.

General

     CRP Holding Corp. (formerly known as Boca Raton Capital Corporation)(the "Company"), through its wholly-owned subsidiary Clean Room Products, Inc. ("Clean Room") designs and constructs clean rooms and associated products for the semiconductor, pharmaceutical, biotechnology, medical device and other industries. The Company does not engage in any operating activities other than through Clean Room. In addition to Clean Room, the Company has several other subsidiaries, all of which are inactive.

     The Company's business is comprised of four divisions. Specifically, the Company's engineering division designs and constructs clean rooms to the requirements of its customers according to government and industry standards. The Company's manufacturing division produces high-end customized and semi-customized equipment for contamination-controlled environments. The Company's film division manufactures and markets proprietary Ultraclean(TM) packaging for clean room and contamination-controlled applications. The Company's distribution division resells a range of branded and quality private label ancillary products specifically for clean room usage.

Recent Merger

     On October 24, 1997, CRP Acquisition Corp. ("Acquisition"), a wholly-owned subsidiary of the Company, merged (the "Merger") with and into Clean Room, with Clean Room being the surviving corporation. Pursuant to the Merger, all shares of Clean Room's capital stock issued and outstanding immediately prior to the Merger were converted into the right to receive an aggregate of 4,501,080 shares of the Common Stock of the Company, which was equivalent to 80% of the outstanding shares of Common Stock of the Company immediately following the effective time of the Merger (excluding 250,000 shares of Common Stock of the Company that were issued to the Company's investment banker in connection with the Merger); provided, however, that 1,875,750 of such 4,501,080 shares issued to Clean Room's shareholders will be held in escrow (the "Escrowed Shares") until the earlier of (i) six (6) months after the closing date of the Merger and
(ii) the date of consummation of a long-term financing which results in at least $1,500,000 in net proceeds to the Company or Clean Room. In the event that neither the Company nor Clean Room consummates a long term financing which results in at least $1,500,000 in net proceeds to such corporation within six (6) months of the closing date of the Merger, the Escrowed Shares will be returned to the Company and cancelled.

     In addition, pursuant to the Merger, each issued and outstanding share of the capital stock of Acquisition was converted into one share of Common Stock of the Company, such that, upon the Merger, Clean Room became a wholly-owned subsidiary of the Company.

Industry Background

     Clean rooms are one of the most effective approaches to achieving a contamination controlled environment. A clean room is a specially designed room in which particulate presence and environmental conditions are carefully maintained. Filters are placed in the walls and/or ceilings to control the presence of particles and the room air flow is controlled to minimize any contact of remaining particles with the product or process being made or performed. Humidity, temperature, static, lighting, and other environmental variables are also carefully maintained to meet predetermined parameters. Clean rooms are used for product manufacture and assembly, testing, research and development, packaging, aseptic processing and to perform medical/surgical procedures. Clean rooms are operated and maintained under strict procedures to minimize the risk of introducing foreign particles. Employees working in clean rooms wear specialized garments and follow special procedures whenever entering and exiting the clean room. The operating requirements become more rigorous as the quality of the clean room increases. The Institute of Environmental Scientists publishes guidelines classifying room air cleanliness according to the amount and size of particles circulating within the room. Clean rooms are classified in multiples of 10 ranging from Class 100,000 (100,000 particles of 0.5 microns or larger in one cubic feet of air) to Class I (one particle of 0.5 microns or larger in one cubic feet of air). The class of clean room depends on the application; the higher the level of cleanliness, the more expensive the clean room.

     The greatest demand for clean room products and services has been and continues to be in the manufacture and assembly of products based on modern technology. The semiconductor market is the largest market for clean rooms and other contamination control products as integrated circuits ("IC") can be rendered ineffective by a minute particle, undetectable to the human eye, and must be discarded. To minimize the risk of particle contamination and improve product yield, manufacturers produce these circuits in clean room environments. IC manufacturers also require that all materials used in the IC process be "clean." Therefore, manufactures of equipment and components used in producing ICs also must be produced in clean environments. Other major markets that require contamination control in the production process are the biotechnology, medical device and pharmaceutical industries, where contamination control is required under the United States Food and Drug Administration's Good Manufacturing Procedures.

Products and Services

     The Company's engineering division, Clean Room Engineering ("CRE"), designs and constructs customized clean rooms. CRE's four-phase system ensures that customers receive facilities and services that meet their specific needs. Clients can choose conceptualized design development (Phase I), complete facility design (Phase II), design, supply and supervisory services (Phase III) or a full turn-key facility (Phase IV). By maintaining a flexible approach to clean room engineering, the Company seeks to provide its customers with a high degree of quality at a lower cost.

     The Company's manufacturing division manufactures approximately 100 different types of complex, high-end contamination-control products. The most popular products are (i) the A2000 Series soft wall clean room, which enables customers to install a Class 10 to Class 10,000 clean room in an existing room within weeks and at a fraction of the cost of a build-in facility; (ii) laminar flow work stations, which create Class 100 conditions in work areas by designing the air flow to carry any particles and contaminants away from the product or process; (iii) air showers, which remove surface dirt and lint on workers' garments and (iv) pass-thrus, which allow the movement of materials between the clean room and the outside environment.

     The Company's Ultraclean Film(TM) division manufactures clean films and packaging in a variety of materials, including polyethylene, polypropylene, Teflon, nylon, Mylar and Aclar, all of which are marketed under the Ultraclean Film trademark. The Company produces its films in a Class 100 clean room located at the Company's facility. The Company's plastic film has been used by NASA to package samples collected from the surface of the moon and is used by pharmaceutical, biotechnology, and electronic firms for packaging of parts and for other contamination protection purposes. The Company has obtained patent protection on the polypropylene breather bag and breather tubing. The Company's breather product line is used by many of the major pharmaceutical and medical companies in those applications that the United States Food and Drug Administration require Class 100 sterilization/packaging. Recently, the Company added machinery intended to triple the output of its breather bags/tubing.

     The Company's clean room ancillary products division offers for resale consumables designed specifically for contaminant-controlled environments. These selected goods are sourced from a number of vendors.

Customers

     The Company's principal customers are semiconductor manufacturers. In addition, the Company sells clean rooms to other manufactures requiring Ultraclean environments. During the past three years, the Company's customers have included VWR Scientific, Inc., Genentech, Merck & Co., Bristol Myers Squibb, Chiron, IBM, Digital Equipment, Xerox, Eastman Kodak, Becton Dickinson, Texas Instruments, Corning and AT&T.

Sales and Marketing

     By offering its customers a full array of clean room services and products, the Company is able to provide customers a single point of contact for design, complement procurement, installation and ongoing service. The Company has a direct sales force to market the Company's complete line of services and products in established territories. Supporting these representatives is an in-house group of technically knowledgeable telemarketing, sales support and customer service personnel. Augmenting the direct selling efforts is the Company's product and capabilities catalog, which is distributed to a mailing list of more than 10,000 names. The Company also uses advertising and promotion targeted to the industries that are the greatest users of contamination control products.

     Historically, the Company sales have been concentrated in certain regions; primarily the Northeastern and Southeastern United States. Recently however, the Company has engaged sales representatives in California, Oregon, Washington, Utah, Nevada, Arizona, Texas and New Mexico.

     The Company's current facilities allow the Company to approximately double its production without having to make significant capital expenditures. Accordingly, the Company has initiated a telemarketing effort in order to increase its film and supply business, not only with current customers, but also as an entry into new customers. Telemarketers partner with the

Company's outside sales force in following up leads and building a territory. Additionally, the Company has developed a direct mail campaign targeted at prospective customers. The Company also actively participates in trade shows and conferences in the packaging, semiconductor, medical and pharmaceutical industries.

Product Development

     The Company's product development effort presently focuses on enhancing existing products and developing new products to meet customer requirements. Almost all of the Company's systems development effort is expended in the course of developing or refining clean room designs responsive to specific customer demands. The Company anticipates industry trends by analyzing feedback from sales and service personnel on industry needs and developments.

Intellectual Property

     The Company currently holds United States patents with respect to various aspects of its clean room wall systems, floor systems and air handling systems which expire at various times. The Company also protects its products, processes and proprietary rights by relying on trade secret laws and on-disclosure and confidentiality agreements

Competition

     The contamination control industry is highly fragmented. The Company competes with a number of companies providing clean room products or services. The Company also competes with architectural and engineering firms for the provision of design and engineering services.

Employees

     As of March 16, 1998, the Company had 84 full time employees.

Item 2. PROPERTIES

     The Company's corporate offices and its manufacturing facility (the "Facility") are located at 1800 Ocean Avenue, Ronkonkoma, New York 11779. The building is subleased from a former stockholder (the "Lessor"). The Lessor leases the facility from an industrial development agency under a lease agreement dated December 1, 1984. (See "Item 3. Legal Proceedings").

Item 3. LEGAL PROCEDURES

     The Company subleases the Facility from the Lessor. The Lessor leases the facility from an industrial development agency under a lease agreement dated December 1, 1984. In connection with the construction of the facility, the industrial development agency issued $3,500,000 of IRBs which are secured by the facility pursuant to a trust indenture. In addition, the Lessor, the Company, and Colonial Glove and Garment, Inc. (an inactive entity) have guaranteed all outstanding principal, and accrued interest under the IRBs. The holders of the IRBs have allegedly exercised their right to redeem the IRBs pursuant to the terms of the trust indenture. In July 1997, The Chase Manhattan Bank, in its capacity as successor trustee under the trust indenture, commenced a legal action on behalf of the bondholders against the industrial development agency, the Lessor, the Company and Colonial Glove and Garment, Inc. seeking a foreclosure on the real property and the facility and money damages to satisfy all amounts owed to the bondholders, plus cost and expenses of the sale of the property and of the legal action. As of December 31, 1997, $1,093,000 was outstanding under the IRBs. The Company's management believes that the current fair market value of the real property and the Facility exceeds the outstanding amounts under the IRBs.

     The Company is also a defendant in a lawsuit where the plaintiff is alleging that the Company committed fraud, breach of contract, breach of fiduciary duty and negligent misrepresentation in connection with a merger agreement between the plaintiff and the Company in connection with a proposed merger which was never consummated.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The disclosure required by this Item 4 is incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the "pink sheets" under the following symbol:

          Common Stock:                      CRPI

     The high and low bid quotations for the Common Stock for each full quarterly period for the fiscal years ending December 31, 1996 and December 31, 1997 and for the first quarter of 1998 through March 16, 1998 as reported in the "pinksheets" are listed below. The prices below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                 COMMON STOCK
           1996 Calendar Quarter                 Quoted Bid Price
           ---------------------                 ----------------
                                                 High       Low
                                                 ----       ---

           First Quarter                         $2.50      $0.63
           Second Quarter                        $0.75      $0.50
           Third Quarter                         $0.75      $0.25
           Fourth Quarter                        $0.75      $0.63


                                                 COMMON STOCK
           1997 Calendar Quarter                 Quoted Bid Price
           ---------------------                 ----------------
                                                 High       Low
                                                 ----       ---

           First Quarter                         $0.63      $0.63
           Second Quarter                        $0.63      $0.25
           Third Quarter                         $0.50      $0.38
           Fourth Quarter                        $0.88      $0.25


                                                 COMMON STOCK
           1998 Calendar Quarter                 Quoted Bid Price
           ---------------------                 ----------------
                                                 High       Low
                                                 ----       ---

           First Quarter (through                $.25       $.25
           March 16, 1998)

     On March 16, 1998 there were 602 holders of record of Common Stock and 6,676,277 shares of Common Stock issued and outstanding.

     No cash dividends have been paid by the Company and management does not anticipate paying cash dividends in the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

     The Merger has been treated for accounting purposes as a capital transaction of Clean Room. This capital transaction is equivalent to the issuance of common stock by Clean Room in exchange for the net monetary assets of the Company, accompanied by a recapitalization of Clean Room. Accordingly, the results of operations for the years ended December 31, 1997 and 1996 reflect the results of operations of Clean Room for the entire two year period and the results of operations of the Company from the date of the Merger.

     The Company has a stockholders' deficit of approximately $2.2 million as of December 31, 1997 with net losses of approximately $1.5 million and $850,000 for the years ended December 31, 1997 and 1996, respectively. Subsequent to December 31, 1997, the Company has continued to generate losses. Moreover, in prior periods the Company has experienced negative cash flow which has prevented it from meeting normal payment terms on many of its accounts payable. The report of independent public auditors of the Company on its financial statements for the fiscal years ended December 31, 1997 and 1996 contains an explanatory paragraph to the effect that the Company's recurring losses from operations and its deficiency in working capital raise substantial doubt about its ability to continue as a going concern.

     As of March 1, 1997, the Company hired a new Chief Executive officer to streamline operations and implement cost reduction measures. Since March 1, 1997, the Company has implemented such cost reduction measures and eliminated approximately 25 employees.

Revenue Recognition

     Revenue related to the distribution of products is recognized at the time of title transfer, which occurs at the time of shipment. Revenue from the design and construction of clean rooms is recognized on the percentage-of-completion method, measured by the percentage of contract costs incurred to estimated total contract costs for each contract. This method is used because management considers it to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general and administrative costs are charged to expense as incurred.

     Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlement may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated. Contract payments received in excess of revenue recognized are carried as liabilities until recognized as revenue.

Results of Operations
Fiscal Years Ended December 31, 1997 and 1996

Net Sales

     Net sales decreased by approximately 4% to approximately $11.8 million for the year ended December 31, 1997 from approximately $12.3 million for the 1996 period. The decrease in sales was primarily associated with reductions in the selling prices of the Company's products due to competitive pricing in the marketplace.

Cost of Sales

     Cost of sales increased approximately 5.8% to $9.6 million for the year ended December 31, 1997 as compared to $9.0 million for the year ended December 31, 1996. The increase was due primarily to price increases for materials purchased. The major components of cost of sales are raw material and finished goods purchases, direct labor, freight and factory overhead.

Gross Profit

     Gross profit decreased by approximately 32% to $2.2 million for the year ended December 31, 1997 from $3.2 million for the comparable period of 1996. This decrease was due primarily to increased competition which led to reductions in selling prices and an inability to pass price increases for raw materials on to customers. Specifically, although prices for products sold from the Ultraclean packaging division of the Company were increased by approximately 40% in 1995, these price increases were substantially rolled-back in early 1997 due to new and increased competitive pressures. Gross profit represented 18.7% and 26.3% of net sales for the year ended December 31, 1997 and 1996, respectively.

Selling and Shipping Expenses

     Selling and shipping expenses were approximately $1.1 million for each of the years ended December 31, 1997 and 1996, respectively, representing approximately 8.9% and 9.1%, respectively, of net sales. These expenses include personnel, advertising, and other costs in support of the Company's sales efforts.

General and Administrative Expenses

     General and administrative expenses of approximately $2.1 million for the year ended December 31, 1997, were approximately $254,000 lower than the 1996 amount of approximately $2.3 million. This reduction is primarily due to a reduction in professional fees during 1997. Professional fees associated with the Merger were charged directly to Stockholders' equity in 1997 rather than expensed. Additionally, management initiated cost reduction policies in the second quarter of fiscal 1997. General and administrative expenses represented approximately 17.7% and 19.0% of net sales for the year ended December 31, 1997 and 1996, respectively.

Other Income/Expenses

     Other income/expense decreased by approximately 44% to a net expense of approximately $351,000 for the year ended December 31, 1997 as compared to a net expense of approximately $632,000 for the comparable period of 1996. This improvement was due to the recovery of bad debts previously written-off and settlements on accounts payable in 1997. The net charge to Other income in 1996 included $138,000 in settlement of litigation. Other income/expense represented approximately 3.0% and 5.2% of net sales for the year ended December 31, 1997 and 1996, respectively.

Provision For Income Taxes

     A provision for income taxes of $189,000 was recorded for the year ended December 31, 1997. Clean Room was an S Corporation for income tax purposes through October 24, 1997 when it became a C Corporation upon the completion of the Merger. The change of ownership of Clean Room, and the effect of terminating Clean Room's S Corporation status, caused the recognition of deferred taxes on the cumulative differences between the book and tax basis of Clean Room's assets and liabilities.

Fiscal Years Ended December 31, 1996 and 1995

Net Sales

Net sales decreased approximately 27.8% to $12.2 million for the year ended December 31, 1996 as compared to $17.0 million for the year ended December 31, 1995. The decrease was primarily due to a slowdown in the engineering division which provides design and construction services for clean rooms. Due to a downward trend in the semiconductor industry's expansion of manufacturing capacity in 1996, this division's revenues decreased by approximately $4.8 million as compared to 1995.

Cost of Sales

Cost of sales decreased by 29.7% to approximately $9.0 million for the year ended December 31, 1996 as compared to $12.8 million for the year ended December 31, 1995. This decrease was primarily due to the reduction in sales in the Company's engineering division. Cost of sales were approximately 73.7% and 75.6% of net sales in the years ended December 31, 1996 and 1995, respectively. The change of approximately 1.9% is primarily due to an increase in sales in the high gross profit Ultraclean packaging and manufacturing divisions, and a decrease in sales in the lower gross profit engineering division. The major components of cost of sales are raw materials and furnished goods purchases, direct labor, freight, and factory overhead.

Gross Profit

     Gross profit decreased by 22% to approximately $3.2 million for the year ended December 31, 1996 as compared to approximately $4.1 million for the year ended December 31, 1995. As a percentage of net sales, gross profit increased by 1.9% to 26.3% from 24.4% for the years ended December 31, 1996 and 1995, respectively. This increase is primarily due to a decrease of net sales in the lower margin engineering division and an increase in net sales in the higher margin Ultraclean packaging and manufacturing divisions.

Selling and Shipping Expenses

Selling and shipping expenses decreased by 9.8%, or approximately $121,000, to $1.12 million from $1.24 million for the years ended December 31, 1996 and 1995, respectively. Selling and shipping expenses represented 9.1% and 7.3% of net sales for the years ended December 31, 1996 and 1995, respectively. These expenses include personnel, advertising, and other costs incurred to support the Company's sales effort. The decrease in these expenses is due primarily to a reduction in advertising costs as well as commissions due to a decrease in sales.

General and Administrative Expenses

General and administrative expenses increased by approximately $16,000 to $2.33 million from $2.31 million for the years ended December 31, 1996 and 1995, respectively. General and administrative expenses represented 19.0% and 13.6% of net sales for the years ended December 31, 1996 and 1995, respectively. These expenses include salaries, administrative, legal and corporate expenses.

Other Income/Expenses

Other income/expenses increased by 39.7%, or approximately $180,000, to a net expense of $632,000 from a net expense of $452,000 in the years ended December 31, 1996 and 1995, respectively. This category represented 5.2% and 2.7% of net sales for the years ended December 31, 1996 and 1995, respectively. Other income/expenses consist primarily of interest expense. The increase was due primarily to a loss on the disposal of an asset of approximately $46,000 in 1996 and a gain on extinguishment of debt in 1995 of approximately $74,000.

Liquidity and Capital Resources

     The Company has been able to generate cash to carry on its operations through a combination of secured borrowings from financial institutions, loans from principal shareholders, and the cash flow from its operations.

     Net cash provided through operating activities was approximately $227,000 and net cash used was approximately $151,000 for the years ended December 31, 1997 and 1996, respectively. The positive cash flow for 1997 was primarily due to non-cash expenses for depreciation and amortization, a decrease in inventories, and an increase in accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts. The negative cash flow for 1996 was primarily due to a net loss and a decrease in accounts payable, partially offset by non-cash expenses for depreciation and amortization, decreases in accounts receivable and inventories, and increases in accrued expenses and billings in excess of costs and estimated earnings on uncompleted contracts.

     Cash used in investing activities was approximately $61,000 and $90,000 for the years ended December 31, 1997 and 1996, respectively. These amounts primarily reflect the purchase of furniture and fixtures, machinery and equipment, including computer hardware and software.

     Financing activities used approximately $250,000 of cash flow for the year ended December 31, 1997 and provided approximately $550,000 of cash flow for 1996. The net use of cash for 1997 resulted primarily from expenses associated with the Merger, repayments on loans payable and capital lease obligations. The cash used by financing activities was offset by $200,000 of proceeds from the issuance of Common Stock and $275,000 loaned to the Company by certain stockholders of the Company of which $100,000 was converted into Common Stock. In 1996, Clean Room received $350,000 in proceeds from a note payable from the Company prior to the Merger and an increase in the balance of loans payable, partially offset by repayments on capital lease obligations.

     The Company has guaranteed an Industrial Development Revenue Bond which has an unpaid balance of $1,093,000 at December 31, 1997. At that date, the bond was in default with an action brought against the Company by the holder of the bond to enforce the guarantee. Legal council is unable to conclude the likely outcome of this litigation. This could result in the Company incurring an expense to relocate to a new facility. See "Legal Procedures"

     The Company's credit facility provides for maximum borrowings of $1,500,000 which would be available for advances against eligible accounts receivable, as defined, at a level of 80%. Advances bear interest at 3.5% above the prime rate plus an administrative fee of .4% on the average daily outstanding balance for the immediately preceding month, with a minimum monthly fee of $10,000. The agreement provides for, among other things, a security interest in substantially all of the Company's assets,limitations on loans to officers, stockholders, directors or affiliates, payments of cash dividends, and is guaranteed by certain of the Company's stockholders. At December 31, 1996 and December 31, 1997, the Company was in violation of certain of these covenants.

     The same financial institution provides the Company with a $275,000 credit facility based on eligible inventory, as defined, and $275,000 under an accommodation note secured by operating equipment. The facility bears interest at 3.5% above the prime rate plus administrative fees. The note required monthly principal payments of $5,500 commencing July 1, 1997, with a balloon payment for the residual amount in December 1997. The credit facilities and loans provided by the financial institution expired in December 1997.

     Subsequent to December 31, 1997, the Company and the financial institution extended the credit facility to June 22, 1998 with an amendment that limits the maximum amount of available credit to $1,500,000, institutes a net deficit requirement of not more than $2,550,000, and requires an infusion of $1,500,000 from investors by no later than April 30, 1998.

Item 7. FINANCIAL STATEMENTS

     The financial statements required by this Item, the accompanying notes thereto and the report of independent accountants are included as part of this Form 10-KSB and immediately follow the signature page of this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of the directors and executive officers of the Company are set forth below. All of such individuals, with the exception of Ernest Jurdana, were elected or appointed, as the case may be, to their respective positions commencing on October 24, 1997, the effective date of the Merger.

     Name                              Age               Position Held
     ----                              ---               -------------

     Edward Nassberg (1)                59               Director

     Robert Witter (1)                  52               Director

     Kenneth Gross (2)                  68               Chairman of the
                                                         Board of Directors

     Sherwood Larkin (2)                45               Director

     Paul Gerber (3)                    54               Director

     Charles A. Chenes (3)              60               Director, Chief
                                                         Executive Officer
                                                         and President

     Ernest Jurdana                     53               Chief Financial
                                                         Officer

----------

(1)  Class I Director
(2)  Class II Director
(3)  Class III Director

     The board of directors of the Company (the "Board") is classified, with one class to be originally elected for a term expiring at the annual meeting of shareholders to be held in 1998 (the "Class I Directors"), another class to be originally elected for a term expiring at the annual meeting of shareholders to be held in 1999 (the "Class II Directors"), and another class to be originally elected for a term expiring at the annual meeting of shareholders to be held in 2000 (the "Class III Directors"), with each director to serve until his successor has been duly elected and qualified.

     Edward Nassberg, in addition to being a member of the Board, is also a member of the Board of Directors of Clean Room. From 1974 to 1994, Mr. Nassberg served as Chief Executive Officer of Plex-Chem Plastics International, Inc., an international distributor of plastics and chemicals.

     Robert Witter is the founder and has been the Chief Executive Officer of Witter Publishing Corporation since 1987. Mr. Witter is also the founding publisher of Cleanrooms magazine, a trade magazine in the contamination control industry.

     Kenneth Gross, in addition to being the Chairman of the Board and the Secretary of the Company, is also a member of the Board of Directors of Clean Room. Mr. Gross founded, and has served as Vice President of Goldmark Plastic Compounds, Inc. for more than forty-five years.

     Sherwood Larkin, in addition to being a member of the Board, has served as the Chief Operating Officer of Josephthal & Co., Inc. since November 1996, and the Chief Financial Officer of Josephthal & Co., Inc. since March 1994. Prior thereto, Mr. Larkin was a Partner at BDO Seidman LLP. Mr. Larkin is a member of the New York State Society of Accountants and the American Institute of Certified Public Accountants.

     Paul Gerber, in addition to being a member of the Board, served as President and Chief Executive Officer of Clean Room from October, 1990 until March, 1997, and has been a member of the Board of Directors of Clean Room since October, 1991. From March, 1980 until October, 1989, Mr. Gerber served as President of Paul Gerber Associates, representing the Clean Room in the New York/New Jersey area.

     Charles A. Chenes, in addition to being a member of the Board and the Chief Executive Officer of the Company, has also served as President and Chief Executive Officer of Clean Room since March, 1997. Prior thereto, he served as Chairman, President and Chief Executive Officer of Polygon Industries, Inc. from April, 1996 until February, 1997, and President and Chief Executive Officer of RLA Community Lending Corporation from February, 1995 until March, 1996, where he reorganized and restructured corporate operations. Mr. Chenes served as Chairman, President and Chief Executive Officer from November, 1990 until April, 1995, and President and Chief Executive Officer from February, 1990 until November, 1990, of Continental Savings of America, ultimately initiating an initial public offering generating $25 million in capital. From August, 1988 until October, 1989, Mr. Chenes served as Senior Vice President, Consumer Bank Division and President, HonFed Subsidiaries, of HonFed Bank.

     Ernest J. Jurdana was appointed to serve as Chief Financial Officer of the Company on November 11, 1997 and has also served as Chief Financial Officer of Clean Room since November of 1997. Prior thereto, he operated a personal business in Northern California. He served as Chief Financial Officer for Metropolitan Mortgage & Securities of Spokane, Washington from July of 1994 until May of 1996. Mr. Jurdana served as Senior Vice President and Chief Financial Officer of Continental Savings of America from July of 1990 until July of 1994. He served in senior management positions at Washington Mutual Savings Bank between 1978 and 1989. Mr. Jurdana has an MBA degree and is licensed as a CPA for private practice by the State of Washington.

Committees of the Board

     The Company has an audit committee and a compensation committee. The Audit Committee reviews the engagement of the independent accountants, reviews and approves the scope of the annual audit undertaken by the independent accountants and reviews the independence of the accounting firm. The audit Committee is currently comprised of Mr. Nassberg, Mr. Gerber and

Mr. Witt. The Audit Committee did not hold any meetings during 1997. The Compensation committee reviews compensation issues relating to executive management and makes recommendations with respect thereto to the Board. The Compensation Committee is currently comprised of Mr. Chenes, Mr. Larkin and Mr. Gross. The Compensation Committee did not hold any meetings during 1997.

Compensation of Directors

     Directors who are employees of the Company will not receive any compensation for service on the Board. The specific terms of the compensation to be paid to non-employee Directors of the Board have not been determined.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. Officers, directors and greater than ten percent stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no reports on Form 5 were required for those persons, the Company believes that during 1997 all filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with.

Item 10. Executive Compensation

     The following table sets forth the cash compensation paid by the Company to the Company's Chief Executive Officer and any executive officers of the Company for the year ended December 31, 1997 whose total annual salary and bonus exceeded $100,000:

                                                     SUMMARY COMPENSATION TABLE
                                                     --------------------------

                                                                                    Long Term Compensation
                                                                            ---------------------------------------
                                         Annual Compensation                        Awards                  Payouts
                                -------------------------------------       ----------------------          -------
                       (b)         (c)             (d)         (e)          (f)            (g)                (h)         (i)
                                                               Other                                                    All
                                                               Annual       Restricted                                  Other
                                                               Compen       Stock                            LTIP       Compen-
Name and Principal                                             Sation       Awards        Options/          Payouts     sation
Position               Year     Salary ($)       Bonus($)        $          $             SARs(#)             $           $
------------------     ----     ----------       --------      ------       -----------   --------          -------     -------
Charles Chenes(1),     1997      $150,000           $0           $0          $0           125,000(2)          $0          $0
Chief Executive
Officer

(1) Commenced employment with the Company on February 28,1997 and therefore only received a pro-rated portion of his $150,000 salary.

(2)  See "Executive Compensation- Executive Employment Agreements."


                                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------------------------------------
                                      Individual Grants                                 Potential Realizable Value      Alternative
                                                                                         at Assumed Rates of Stock       to (f) And
                                                                                          Price Appreciation for         (g): Grant
                                                                                                Option Term              Date Value
------------------------------------------------------------------------------------------------------------------------------------
               Number of         Percent of
               Securites           Total
               underlying       Options/SARs
              options/SARs       Granted to         Excercise of                                                         Grant Date
                Granted         Employees in         Base Price         Expiration                                        Present
  Name            (#)           Fiscal Year            (S/Sh)              Date          5% ($)            10% ($)        Value $
  (a)             (b)               (c)                 (d)                 (e)           (f)                (g)            (h)
------------------------------------------------------------------------------------------------------------------------------------
Charles        50,000 (1)           40%                 $.52             11/1/07           --                 --             $0
Chenes
------------------------------------------------------------------------------------------------------------------------------------
Charles       125,000 (1)           60%                $1.00             11/1/07           --                 --             $0
Chenes
------------------------------------------------------------------------------------------------------------------------------------

(1)  See "Executive Compensation- Executive Employment Agreements."

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

(a)                    (b)                  (c)                (d)               (e)

                                                                                 Value of
                                                               Number of         Unexercised
                                                               Unexercised       In-the-Money
                                                               Option/SARs       Option/SARs
                                                               at Fiscal         at Fiscal
                                                               Year End (#)      Year End ($)
                       Shares
Name and               Acquired On          Value              Exercisable/      Exercisable/
Principal Position     Exercise (#)         Realized ($)       Unexercisable     Unexercisable
------------------     ------------         ------------       -------------     -------------
Charles Chenes,             0                   0              50,000/125,000         0
Chief Executive
Officer

Executive Employment Agreements

     The Company and Mr. Charles A. Chenes have entered into an employment agreement dated effective January 1, 1998. Pursuant to this employment agreement, Mr. Chenes will serve as President, Chief Executive Officer and director of each of the Company and Clean Room and receive an aggregate annual salary of $150,000. A bonus and salary review occur six months after the date of the agreement. In addition, on December 18, 1997, Mr. Chenes received options exercisable to purchase (i) 50,000 shares of Common Stock at an exercise price of $.52 per share, which vest immediately upon grant, and (ii) 125,000 shares of Common Stock at an exercise price of $1.00 per share, which vest on the earlier of (a) two years after the date of grant and (b) the date the Company reports net income for a fiscal year of in excess of $1,000,000.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 16, 1998, known to the Company regarding beneficial ownership of the Company's Common Stock by (i) any holder of more than five percent of the outstanding shares;
(ii) the Company's directors; and (iii) the directors and officers of the Company as a group:

                                         Shares of
                                         Common Stock
Name and Address                         Beneficially
of Beneficial Owner                      Owned (1)
-------------------                      ---------
                                         Number                    Percent
                                         ------                    -------
Robert Witter                            0                         0
c/o CRP Holding Corp.
1800 Ocean Avenue
Ronkonkoma, NY 11779

Paul Gerber                              1,350,324                 20.2%
c/o CRP Holding Corp.
1800 Ocean Avenue
Ronkonkoma, NY 11779

Felicia Gross                            1,350,324                 20.2%
c/o Goldmark Plastics
Nassau Terminal Road
New Hyde Park, NY 11040

Kenneth Gross (2)                        1,883,658                 27.1%
c/o Goldmark Plastics
Nassau Terminal Road
New Hyde Park, NY 11040

Sheila Nassberg                          1,350,324                 20.2%
c/o Goldmark Plastics
Nassau Terminal Road
New Hyde Park, NY 11040

Edward Nassberg (3)                      1,883,658                 27.1%
c/o Goldmark Plastics
Nassau Terminal Road
New Hyde Park, NY 11040

Dan Purjes (4)                           1,123,852(4)              16.2%
c/o Josephthal & Co.Inc.
200 Park Avenue
New York, NY 10166

Charles A. Chenes (5)                    175,000                   2.6%
c/o Clean Room Products, Inc.
1800 Ocean Avenue
Ronkonkoma, NY 11779

Ernest J. Jurdana                        0                         0%
c/o CRP Holding Corp.
1800 Ocean Avenue
Ronkonkoma, NY 11779

Sherwood Larkin (6)                      250,198                   3.7%
c/o Josephthal & Co. Inc.
200 Park Avenue
New York, NY 10166

All officers and directors               5,542,838                 72.4%
as a group (7 persons)
(2)(3)(5)(6)

----------

(1) A person is deemed to be the beneficial owner of securities that can be acquired within sixty (60) days from the date set forth above through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights that are currently exercisable or exercisable with sixty (60) days are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, warrants or rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Includes (a) 1,350,324 shares of Common Stock to be issued to his spouse and (b) 266,667 shares of Common Stock underlying warrants exercisable at $0.50 per share.

(3) Includes (a) 1,350,324 shares of Common Stock to be issued to his spouse and (b) 266,667 shares of Common Stock underlying warrants excercisable at $0.50 per share.

(4) Includes (a) 2,500 shares of Common Stock owned by his minor children; (b) 3,000 shares of Common Stock held in his profit sharing plan account; (c) 1,000 shares of Common Stock held in his individual retirement account; (d) 11,500 shares of Common Stock owned by the Josephthal Profit

     Sharing Plan, of which Mr. Purjes has the authority to appoint and discharge its trustees; (e) 266,667 shares of Common Stock underlying warrants excercisable at $0.50 per share; (f) 250,000 shares of Common Stock held by Josephthal & Co. Inc., a company of which Mr. Purjes is the Chief Executive Officer and (g) 30,666 shares of Common Stock held by J-Partners I, L.P., a hedge fund managed by Mr. Purjes. Mr. Purjes disclaims beneficial ownership of the shares of Common Stock held by his minor children, the Josephthal Profit Sharing Plan, Josephthal & Co. Inc. and J-Partners I, L.P.

(5) Includes (i) 50,000 shares of Common Stock underlying options exercisable at $.52 per share and (ii) 125,000 shares of Common Stock underlying options exercisable at $1.00 per share.

(6) Includes 250,000 shares of Common Stock held by Josephthal & Co. Inc., a company of which Mr. Larkin is the Chief Financial Officer. Mr. Larkin disclaims beneficial ownership of the shares held by Josephthal & Co. Inc.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In April, 1997, each of Mr. Gerber, a principal stockholder of the Company and director of each of the Company and Clean Room, and Mr. Nassberg, a director of each of the Company and Clean Room, made loans to the Company of $100,000. Such loans, together with accrued interest thereon at an annual rate of 10%, become due and payable on May 17, 1998. Mr. Nassberg has cancelled the entire principal amount of his loan owed to him by the Company in exchange for 266,667 shares of Common Stock and warrants to purchase up to an aggregate of 266,667 shares of Common Stock at an exercise price of $.50 per share.

     In November 1997, each of Mr. Gross, a director of the Company, and Dan Purjes, a principal stockholder of the Company contributed $100,000 to the Company's capital in exchange for 266,667 shares of Common Stock and warrants to purchase up to an aggregate of 266,667 shares of Common Stock at an exercise price of $.50 per share.

     The Company has made loans to Mr. Gerber, a principal stockholder of the Company. As of December 31, 1997, the outstanding principal, and accrued interest thereon, of these loans equaled $221,314. The outstanding principal, and accrued interest thereon, of these loans are payable in full on July 1, 1999.

     Each of Mr. Gross, Mr. Gerber and Mr. Nassberg have personally guaranteed the Company's borrowings, and accrued interest thereon, under each of the Company's current lines of credit.

                                     PART IV

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements of the Company are incorporated herein by reference to Part II, Item 7:

Independent Auditor's Report                                          F-1

Consolidated Balance Sheet at December 31, 1997                       F-2

Consolidated Statements of Operations for the Years Ended
December 31, 1997 and December 31, 1996                               F-3

Consolidated Statement of Changes in Stockholders' Deficit
for the Years Ended December 31, 1997 and December 31, 1996           F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997 and December 31, 1996                               F-5

Notes to Consolidated Financial Statements                            F-6 - F-18


(a)(2) Exhibits

     The following is a list of exhibits filed as part of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

Exhibit No.
-----------

2.1 Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of March 26, 1997, by and among the Company, CRP Acquisition Corp. and Clean Room.*

3.1 Amended and Restated Articles of Incorporation of the Company. (effective as of November 21, 1997).**

3.2       Amended and Restated By-Laws of the Company as adopted on October 9,
          1997).**

10.1      Employment Agreement between the Company and Charles Chenes.***

21.1      Subsidiaries of the Company.*

22. The Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.****

27.2      Financial Data Schedule for the fiscal year ended December 31,
          1997.***

* Incorporated by reference to the Company's Annual Report Form 10-KSB for the fiscal year ended December 31, 1996.

**        Incorporated by Reference to the Company's Form 8-K dated December 1,
          1997.

***       Filed Herewith

**** Incorporated by reference to for the Years Ended December 31, 1996 and December 31, 1997

(b)       Reports on Form 8-K

          (1) Report on Form 8-K dated December 1, 1997.

          (2) Report on Form 8-K dated November 12, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly executed on this 14th day of April, 1998.

                                            CPR HOLDING CORP.


                                        By: /s/ Charles A. Chenes
                                            ----------------------------
                                            Charles A. Chenes,President
                                            Chief Executive Officer
                                            and Director

     In accordance with the Exchange Act this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                   Title                            Date
---------                   -----                            ----

/s/ Charles A. Chenes       Chief Executive Officer,         April 14, 1998
--------------------        President and Director
Charles A. Chenes


/s/ Edward Nassberg         Director                         April 14,1998
--------------------
Edward Nassberg


/s/ Ernest Jurdana          Chief Financial Officer          April 14, 1998
--------------------
Ernest Jurdana


/s/ Kenneth Gross           Chairman of the Board            April 14, 1998
--------------------        of Directors
Kenneth Gross


/s/ Paul Gerber             Director                         April 14, 1998
--------------------
Paul Gerber

                          Independent Auditor's Report

To the Board of Directors
CRP Holding Corp.
Ronkonkoma, New York

We have audited the accompanying consolidated balance sheet of CRP Holding Corp. and Subsidiaries (formerly Boca Raton Capital Corporation-See Note 1) as of December 31, 1997 and the related consolidated statements of operations, cash flows, and changes in stockholders' (deficit) for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRP Holding Corp. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced recurring losses from operations, has a deficiency in its working capital, and is in violation of its debt covenants. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




New York, New York                           DALESSIO, MILLNER & LEBEN LLP
March 13, 1998                               Certified Public Accountants

SM-C1458

                       CRP HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1997
================================================================================

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                       $   235,790
  Accounts receivable, less allowance for doubtful accounts
     of $17,000                                                                1,758,381
  Inventories                                                                    671,518
  Prepaid expenses and other                                                      93,618
  Deferred income taxes                                                           29,000
                                                                             -----------
          TOTAL CURRENT ASSETS                                                 2,788,307

PROPERTY AND EQUIPMENT, less accumulated
  depreciation and amortization                                                2,236,718

DUE FROM STOCKHOLDER                                                             221,314

DEPOSITS AND OTHER ASSETS                                                         56,669
                                                                             -----------
                                                                             $ 5,303,008
                                                                             ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                           $ 2,033,227
  Accrued expenses                                                               707,400
  Loans payable                                                                1,101,667
  Promissory notes payable-vendors                                               280,669
  Note payable-stockholders                                                      189,333
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                        798,934
  Current portion of obligations under capital leases                          1,605,517
  Employee benefit obligations                                                    84,027
                                                                             -----------

          TOTAL CURRENT LIABILITIES                                            6,800,774

DEFERRED INCOME TAXES PAYABLE                                                    218,000

OBLIGATIONS UNDER CAPITAL LEASES, less current portion                           397,996

EMPLOYEE BENEFIT OBLIGATIONS, less current portion                               130,411
                                                                             -----------

          TOTAL LIABILITIES                                                    7,547,181
                                                                             -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
  Preferred stock; $1.00 par value; 5,000,000 shares authorized; no shares
   outstanding                                                                      --
  Common stock; $.001 par value; 40,000,000 shares
   authorized; 6,676,351 shares issued and outstanding                             6,676
  Additional paid-in capital                                                     767,950
  Accumulated deficit                                                         (3,018,799)
                                                                             -----------
          TOTAL STOCKHOLDERS' (DEFICIT)                                       (2,244,173)
                                                                             -----------
                                                                             $  5,303,008
                                                                             ============

          See Accompanying Notes to Consolidated Financial Statements.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                       For The Years Ended
                                                          December 31,
                                                -------------------------------
                                                    1997               1996
                                                ------------       ------------

NET SALES                                       $ 11,751,291       $ 12,254,173

COST OF SALES                                      9,552,214          9,027,475
                                                ------------       ------------

     GROSS PROFIT                                  2,199,077          3,226,698
                                                ------------       ------------

OPERATING EXPENSES:
  Selling and shipping                             1,047,470          1,117,930
  General and administrative                       2,078,137          2,332,079
                                                ------------       ------------

     TOTAL OPERATING EXPENSES                      3,125,607          3,450,009
                                                ------------       ------------

OPERATING LOSS                                      (926,530)          (223,311)
                                                ------------       ------------

OTHER INCOME (EXPENSE):
  Interest expense                                  (475,391)          (476,660)
  Interest income                                     16,961             15,875
  Other                                              107,112           (124,992)
  Write-off of fixed assets                             --              (45,915)
                                                ------------       ------------

     TOTAL OTHER INCOME (EXPENSE)                   (351,318)          (631,692)
                                                ------------       ------------

LOSS BEFORE PROVISION FOR
 INCOME TAXES                                     (1,277,848)          (855,003)

PROVISION FOR INCOME TAXES                           189,000               --
                                                ------------       ------------

NET LOSS                                        $ (1,466,848)      $   (855,003)
                                                ============       ============

BASIC AND FULLY DILUTED
NET LOSS PER SHARE                              $       (.25)      $       (.15)
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                               5,770,049          5,626,350
                                                ============       ============

          See Accompanying Notes to Consolidated Financial Statements.

                       CRP HOLDING CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
================================================================================

                                                                  Additional       Accumulated
                                        Common Stock            Paid-in Capital      Deficit            Total
                                   -----------------------     ----------------    -----------      ------------
                                    Shares        Amount
                                   ---------   -----------
Balance,
 January 1, 1996                          15   $     1,100      $    65,949       $  (663,881)      $  (596,832)

Net loss                                --            --               --            (855,003)         (855,003)

Distributions to stockholders           --            --               --             (33,067)          (33,067)
                                   ---------   -----------      -----------       -----------       -----------

Balance,
 December 31, 1996                        15         1,100           65,949        (1,551,951)       (1,484,902)

Issuance of shares to
  former lender
 (See Note 16)                             2          --            188,000              --             188,000

Outstanding common stock
of BOCA at date of Merger          1,125,254         1,125          406,225              --             407,350

Issuance of common stock
to CRP shareholders upon
consummation of Merger             4,501,080         3,401           (3,401)             --                --

Costs Associated with Merger            --            --           (281,523)             --            (281,523)

Issuance of common stock
  for investment banking
  services                           250,000           250           93,500              --              93,750

Proceeds from issuance of
  common stock and
  conversion of note payable -
  stockholder                        800,000           800          299,200              --             300,000

Net loss                                --            --               --          (1,466,848)       (1,466,848)
                                   ---------   -----------      -----------       -----------       -----------

Balance,
 December 31, 1997                 6,676,351   $     6,676      $   767,950       $(3,018,799)      $(2,244,173)
                                   =========   ===========      ===========       ===========       ===========

          See Accompanying Notes to Consolidated Financial Statements.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                    For The Years Ended
                                                                        December 31,
                                                                --------------------------
                                                                    1997           1996
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(1,466,848)   $  (855,003)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                  454,552        456,170
     Provision for doubtful accounts                                 37,519         37,250
     Deferred income taxes                                          189,000           --
     Investment banking services paid in common stock                93,750           --
     Write-off of fixed assets                                         --           45,915

Changes in operating assets and liabilities
(In 1997, net of effect of Merger with BOCA):

    Decrease (increase) in:
     Accounts receivable                                            (99,054)       289,798
     Inventories                                                    441,645        182,071
     Prepaid expenses and other                                     (82,915)        (2,044)
     Accrued interest net from  stockholders                         (2,628)        (7,987)
     Deposits and other                                             (47,404)         1,735
    Increase (decrease) in:
     Accounts payable                                               570,484       (685,444)
     Accrued expenses                                               (70,181)       205,736
     Billings in excess of costs and estimated earnings
       on uncompleted contracts                                     229,631        184,904
     Employee benefit obligations                                   (20,192)        (3,672)
                                                                -----------    -----------

          Net cash provided by (used in) operating activities       227,359       (150,571)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (60,942)      (102,458)
  Repayments of stockholders' loans                                    --           12,417
                                                                -----------    -----------

          Net cash used in investing activities                     (60,942)       (90,041)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Merger costs (net of cash acquired of $33,248)                   (248,275)          --
  Proceeds from sales of common stock                               200,000           --
  Net borrowings (payments) from loans payable                     (334,300)       352,602
  Loans from stockholders                                           275,000           --
  Repayments on capital lease obligations                          (142,572)      (152,825)
  Net proceeds from issuance of note payable                           --          350,000
                                                                -----------    -----------

          Net cash (used in) provided by financing activities      (250,147)       549,777
                                                                -----------    -----------

NET (DECREASE) INCREASE IN CASH                                     (83,730)       309,165

CASH, BEGINNING OF YEAR                                             319,520         10,355
                                                                -----------    -----------

CASH, END OF YEAR                                               $   235,790    $   319,520
                                                                ===========    ===========


          See Accompanying Notes to Consolidated Financial Statements.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Boca Raton Capital Corporation. ("BOCA"), was a non-diversified, closed-end investment company, which had elected and was granted the status as a Business Development Company ("BDC") under the Investment Company Act of 1940. During 1995, the Board of Directors of BOCA were of the opinion that the shareholders' return on assets was not sufficient to continue operations as a BDC. As such, BOCA's election to withdraw from its status as a BDC was filed with the Securities and Exchange Commission and became effective as of December 22, 1995. BOCA had no substantive operations in 1996 and 1997.

On October 24, 1997, BOCA completed a merger (the "Merger") with Clean Room Products, Inc.("CRP"), a privately held company incorporated in the state of New York in 1965. Under the terms of the Merger each outstanding share of CRP was exchanged for approximately 270,010 shares of BOCA common stock. In connection with the Merger, BOCA issued 4,501,080 shares of its common stock in exchange for all of the issued and outstanding shares of CRP. Pursuant to the terms of the Merger, the CRP shareholders deposited 1,875,750 shares of the BOCA common shares that they had received, in escrow, until the earlier of; April 24, 1998 or; the consummation of a long term financing which results in at least $1,500,000 in net proceeds. These shares will be released from escrow upon consummation of the financing; if such financing has not occurred by April 24, 1998 the shares held in escrow will be canceled. As a result of the Merger, CRP became a wholly owned subsidiary of BOCA. Subsequent to the Merger, BOCA changed its name to CRP Holding Corp. All references to the " Company" shall be deemed to include CRP and BOCA.

In connection with the execution of the Merger agreement, Boca advanced the Company $350,000 which was due to be repaid on April 30, 1997 bearing interest at the prime rate plus 1%. The note payable of $350,000 has been eliminated in consolidation for the year ended December 31, 1997. The Company recorded $35,185 of interest expense on this loan for the year ended December 31, 1997.

The Merger has been treated for accounting purposes as a capital transaction of CRP, equivalent to the issuance of common stock by CRP for the net monetary assets of BOCA, accompanied by a recapitalization of CRP. Accordingly, the results of operations for the two years ended December 31, 1997 and 1996, reflect those of CRP for the entire two year period and the results of operations of BOCA from the date of the Merger. All share and per share amounts have been restated to reflect the Merger. Costs incurred in connection with the Merger were charged to equity as a reduction of additional paid-in capital.

CRP Holding Corp. and Subsidiaries manufactures and distributes products for critical environment facilities and designs and constructs clean rooms throughout the United States.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has a deficiency in its working capital, and is in violation of its debt covenants. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In 1997, the Company commenced a restructuring program. This program included the reorganization of the Company's senior management with the appointment of a new chief executive officer. The Company has embarked upon a substantial cost cutting program together with obtaining additional financing. Additionally, the Company is refocusing its sales efforts on higher margin products. Management believes that these actions, will enable the Company to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve and maintain positive cash flow and to satisfy its indebtedness when it becomes due.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO).

Property and Equipment

Property and equipment is carried at cost. Depreciation is computed using both the straight-line and accelerated methods over the estimated useful lives of the related assets, ranging from five to seven years.

Leasehold improvements and property held under capital leases are amortized over the shorter of the lease term or the useful life of the property.

Asset Impairment

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective January 1, 1996. SFAS No. 121 requires impairment losses to be recognized on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect on the financial statements of the adoption of SFAS No. 121.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE  1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Revenue Recognition

Revenue related to the distribution of products is recognized at the time of title transfer, which usually occurs at the time of shipment.

Revenue from the design and construction of clean rooms is recognized on the percentage-of-completion method, measured by the percentage of contract costs incurred to estimated total contract costs for each contract. This method is used because management considers it to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation and amortization costs. Selling, general and administrative costs are charged to expense as incurred.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlement may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

The liability "billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenue recognized.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1997 and 1996, there were no cash equivalents.

Advertising and Promotion

The Company expenses advertising and promotion as incurred, except for catalogue costs which are deferred and expensed over the period benefited. Advertising and promotion expense of $123,009 and $127,021 were incurred for the years ended December 31, 1997 and 1996, respectively. Prepaid advertising costs, included in prepaid expenses, amounted to $39,642 at December 31, 1997.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE  1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Net Earnings (Loss) Per Share

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalents are excluded from the fully diluted loss per share calculation for 1997 and 1996 because their effect would be antidilutive.

Financial Statement Classifications

Certain amounts in the 1996 financial statements have been reclassified to conform with the current year presentation.

NOTE  2 -  INVENTORIES

Inventories consist of the following:

Raw materials                                                   $467,808
Work-in-process                                                   21,339
Finished goods                                                   182,371
                                                                --------
                                                                $671,518
                                                                ========

NOTE  3 -  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Leasehold improvements                                        $1,098,941
Office and lab equipment                                         612,485
Machinery                                                        281,934
Property under capital leases:
   Manufacturing, warehouse, and office facility               3,887,944
   Machinery                                                     145,224
                                                              ----------
                                                               6,026,528

Less: accumulated depreciation and amortization (a)            3,789,810
                                                              ----------
                                                              $2,236,718
                                                              ==========

(a) Includes $2,596,802 of accumulated amortization on property held under capital leases at December 31, 1997. Depreciation and amortization expense charged to operations amounted to $454,552 and $456,170 for the years ended December 31, 1997 and 1996, respectively.

NOTE 4 - DUE FROM STOCKHOLDER

In 1996, a stockholder loan was converted into a promissory note in the amount of $196,366 with principal and interest payable in full on July 1, 1999. The promissory note bears interest at 8% per annum. The Company recorded $16,961 and $7,987 of interest income on this loan for the years ended December 31, 1997 and 1996, respectively.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 5 - INVESTMENT IN LIMITED PARTNERSHIP

The Company has a 95% limited partnership interest in a limited partnership which has been fully written-off due to losses recorded in prior years under the equity method of accounting. As of December 31, 1997, the Company had a negative capital account in this limited partnership, for tax purposes, of $1,082,070. The Company is not liable for any further contributions to the limited partnership, which owns and operates a low-income apartment complex located in Kentucky. The carrying value of this investment will be adjusted in subsequent years only in the event that future net income of the limited partnership, less any distributions, exceeds the Company's negative capital account.

NOTE  6 -  LOANS PAYABLE

Loans payable consists of the following:

Revolving credit facility (a)                                 $  664,151
Inventory credit facility (b)                                    162,516
Equipment note payable (c)                                       275,000
                                                              ----------
                                                              $1,101,667
                                                              ==========

a) The Credit Facility provides for maximum borrowings of $1,500,000 which would be available for advances against eligible accounts receivable, as defined, at the rate of 80%. Advances bear interest at 3.5% above the prime rate (12% and 11.75% at December 31, 1997 and 1996, respectively) plus an administrative fee of .4% on the average daily outstanding balance for the immediately preceding month, with a total minimum monthly fee payable of $10,000. This agreement provides for, among other things, a security interest in substantially all of the Company's assets, limitations on loans to officers, stockholders, directors or affiliates, payments of cash dividends, and is guaranteed by the Company's stockholders. At December 31, 1997 and 1996, the Company was in violation of certain of these covenants. The Company and the financial institution have extended the credit facility to June 22, 1998 with an amendment that limits the maximum amount of available credit to $1,500,000, institutes a net deficit requirement of not more than $2,550,000, and requires an infusion of $1,500,000 from investors by no later than April 30, 1998.

b) The same financial institution provided the Company with a $275,000 credit facility (the "Inventory Facility"). Maximum borrowings are based upon eligible inventory, as defined. This facility bears interest at 3.5% above the prime rate, plus an administrative fee of .4% on the average daily balance outstanding during the preceding month.

c) The Company also borrowed $275,000 from the same financial institution under an accommodation note secured by operating equipment. This note bears interest at 12% and was due in December 1997. The repayment date of this debt was extended to June 22, 1998.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 7 - PROMISSORY NOTES PAYABLE - VENDORS

Promissory notes payable-vendors consists of the following:

                9.5% Promissory notes (a)                     $148,477
                9.0% Promissory notes (b)                       86,996
                12% Promissory notes  (b)                       45,196
                                                              --------
                                                              $280,669
                                                              ========

(a) The Company agreed to pay $1,000 per month commencing November 15, 1997 with the balance at the earlier of the completion of obtaining additional financing or April 21, 1998.

(b)  Payable on demand.

NOTE 8 - NOTE PAYABLE STOCKHOLDER

In April 1997, the Company borrowed $200,000 from two of its stockholders. The notes provide for interest at 10% per annum with a maturity date of May 17, 1998. In November 1997, one of these stockholders converted his note ($100,000) into 266,667 shares of common stock and warrants to acquire 266,667 shares of the Company's common stock at an exercise price of $.50 expiring in November 2007. In December 1997, the Company borrowed $75,000 from another stockholder. This loan was subsequently repaid without interest. The notes payable as of December 31, 1997 amounted to $189,330, which includes accrued interest of $14,330.

NOTE 9 - BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consists of the following:

Billings to date                                              $2,376,391
                                                              ----------
Costs incurred on uncompleted contracts                        1,162,335
Estimated earnings recognized to date                            415,122
                                                              ----------

                                                               1,577,457
                                                              ----------

Billings in excess of costs and estimated
  earnings on uncompleted contracts                           $  798,934
                                                              ==========

                       CRP HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 10 -  INCOME TAXES

Provision for income taxes consist of the following:

Current:
  Federal                                                      $   --
  State and local                                                  --
                                                              ---------
                                                                   --
                                                              ---------
Deferred:
  Federal                                                       160,500
  State and local                                                28,500
                                                              ---------
                                                              $ 189,000
                                                              =========

The significant components of the net deferred tax asset and liabilities as of December 31, 1997 were as follows:

Current Deferred Tax Assets

Inventory                                                     $  22,000
Accounts receivable                                               7,000
                                                              ---------

Current deferred tax assets                                   $  29,000
                                                              =========

Long-Term Deferred Tax Assets

Property and equipment                                          150,000
Net operating loss                                               45,000
                                                              ---------
                                                                195,000
                                                              ---------

Long-Term Deferred Tax Liabilities

Investment in real estate partnership                          (413,000)
                                                              ---------

Net long-term Deferred Tax Liability                          $(218,000)
                                                              =========

Net Deferred Income Tax Liability                             $(189,000)
                                                              =========

CRP was an S Corporation for federal income tax purposes through the date of Merger. Accordingly, no income tax provision (recovery) was provided prior to the Merger. On October 24, 1997 (the effective date of the Merger) CRP no longer qualified as an S Corporation and its income (loss) became subject to federal taxation. The 1997 deferred tax provision relates solely to the cumulative difference between CRP's book and tax basis of its assets and liabilities at the date of Merger.

As of December 31, 1997, the Company had available a net operating loss carryforward of approximately $114,000, expiring in 2017. BOCA's net operating losses prior to the date of Merger were approximately $2,768,000 with various dates of expiration through 2008 and are subject to significant annual limitations.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 11 - LEASES

The Company occupies a manufacturing, warehouse, and office facility which it subleases from a former stockholder. The former stockholder leases the facility from an industrial development agency under an agreement dated December 1, 1984. The former stockholder has the option to purchase the facility for $1 upon retirement of the $3,500,000 of Industrial Development Revenue Bonds ("IRB") issued to finance the facility construction.

The Company's sublease terminates upon retirement of the IRB, but contains a provision requiring it to enter into a new lease agreement at that time, through November 30, 2004, with identical terms as the sublease agreement. The sublease agreement, as amended October 21, 1991, requires the Company to pay monthly rent of $33,520 for five years, after which time rents are to be adjusted annually to fair rental value. The sublease has been capitalized at the present value of the minimum lease payments, which approximates the portion of the cost of the facility that was financed with the IRB. The sublease contains certain financial and technical covenants. At December 31, 1997 and 1996, the Company was in violation of certain of these covenants.

The Company has guaranteed the IRB, which has an unpaid balance of approximately $1,093,000 at December 31, 1997. At December 31, 1997 and 1996 the former stockholder was in violation of the IRB and an action has been brought against the Company by the holder of the IRB to enforce the guarantee against the Company. Legal council is unable to conclude on the likely outcome of this litigation. In the event this case is eventually adjudicated in favor of the plaintiff, the Company could be materially and adversely affected under its sublease agreement with the former stockholder. This could eventually result in the Company having to relocate to a new facility. Therefore, it is possible that the results of operations and liquidity of the Company could be materially affected by this contingency. The financial statements do not include a provision for this contingency. The guaranteed portion of the lease has been classified as a current liability.

In 1994, the Company and the former stockholder amended the sublease to reduce the monthly minimum rental payments from $33,520 as follows:

     May 1, 1994 to February 28, 1995                         $  25,125
     March 1, 1995 to December 1, 1995                        $  30,708
     January 1, 1996 to October 20, 1996                      $  27,916

     Thereafter the monthly minimum payments shall be at fair rental value, in no event less than the IRB's debt service payment ($15,350 plus interest). In 1997 and 1996, the Company has been in arrears on this lease. Accordingly, the rental payment terms to be established as of October 20, 1996 have not yet been established.

The present value of the remaining future minimum lease payments and the carrying value of the manufacturing, warehouse, and office facility were reduced by approximately $480,000 based on the above-mentioned amendment and using the rental payment in effect at January 1, 1996 for the remainder of the term of the lease.

The Company also has capital and operating leases for machinery and equipment and automobiles with various dates of expiration through January 2002.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 11 - LEASES (cont'd)

Future minimum payments, by year and in the aggregate, under the capital and operating leases are as follows:
                                                     Capitalized      Operating
                                                        Leases         Leases
                                                     -----------      ---------
      December 31,
      ------------
      1998                                           $  512,517     $   19,278
      1999                                              361,215         12,292
      2000                                              348,091          5,082
      2001                                              339,868           --
      2002                                              338,387           --
      Thereafter                                        670,000           --
                                                     ----------     ----------

      Total minimum lease payments                    2,570,078     $   36,652
                                                                    ==========
      Less: amount representing  interest               566,565
                                                     ----------
      Present value of net minimum  lease payments   $2,003,513
                                                     ==========

      Current portion                                $1,605,517
                                                     ==========
      Long-term portion                              $  397,996
                                                     ==========

Rent expense was $47,230 and $70,739 for the years ended December 31, 1997 and 1996, respectively.

NOTE 12 - EMPLOYEE BENEFIT PLANS

a) The Company provided an employee with supplemental retirement and disability benefits. These benefits are unfunded by the Company. At December 31, 1997 the Company had a liability of $214,438, representing the present value of the obligation using a 7% discount rate.

Future minimum payments, by year and in the aggregate, are as follows:

      December 31,
      ------------
      1998                                                    $  84,027
      1999                                                       37,730
      2000                                                       19,100
      2001                                                       19,100
      2002                                                       19,100
      Thereafter                                                 90,725
                                                              ---------

      Total minimum payments                                    269,782

      Less:  amount representing interest                        55,344
                                                              ---------

      Present value of minimum payments                       $ 214,438
                                                              =========

     Current portion                                          $  84,027
                                                              =========

     Long-term portion                                        $ 130,411
                                                              =========

                       CRP HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 12 - EMPLOYEE BENEFIT PLANS (cont'd)

b)   The Company's profit sharing plan, a qualified salary reduction plan under
     Section 401(k) of the Internal Revenue Code, covers substantially all of its employees. The Company, at the discretion of the Board of Directors, may match a portion of the employees' contributions to the plan. Employer contributions to the employee 401(k) savings and profit sharing plan were $15,532 and $33,674 for the years ended December 31, 1997 and 1996, respectively.

NOTE 13 - STOCKHOLDERS' DEFICIT

Common Stock and Warrants

On November 17, 1997, two shareholders invested an aggregate of $200,000 for 533,334 shares of the Company's common stock and warrants to purchase 533,334 shares of common stock at an exercise price of $.50 per share expiring in November 2007. A note payable for $100,000 to a third shareholder was converted into 266,667 shares of common stock and 266,667 warrants (See Note 8). The Company has agreed to register the shares and warrants upon the demand of the shareholders.

Stock Options

The Company has entered into an option agreement with its Chief Executive Officer. The Company issued options to purchase 175,000 shares of its common stock. The first 50,000 options are exercisable at $.52 per share. The remaining 125,000 options become exercisable when the Company generates $1,000,000 of net income for a fiscal year or two years after the date of grant, whichever occurs first. The 125,000 options are exercisable at a price of $1.00 per share. There were no options or warrants issued in 1996.

The Company accounts for stock options and warrants granted to employees and directors under APB No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation costs for stock options been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been the following pro forma amounts for the year ended December 31, 1997.

      Net (loss) as reported                                ($1,466,848)
      Net  (loss) pro forma                                 ($1,468,138)
      Primary (loss) per share as reported                         (.25)
      Primary (loss) per share pro forma                           (.25)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, must be accounted for under the provisions of SFAS No. 123. During 1997 and 1996, no options were granted to outside consultants.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE  13 -  STOCKHOLDERS' DEFICIT  (cont'd)

The following summarizes the activity in warrants and options:


                      Warrants                            Options
                ------------------------        ------------------------------
                Shares    Exercise Price        Shares          Exercise Price
                ------    --------------        ------          --------------

Granted         800,000       $.50              175,000          $.52 - $1.00

Exercised          --                              --

Canceled           --                              --
                -------                         -------
                800,000                         175,000
                =======                         =======


At December 31, 1997, 50,000 options and 800,001 warrants were exercisable.

                                          Weighted Average      Weighted Average
                                          Fair Market Value      Exercise Price
                                          -----------------      --------------

Options granted at a discount                 N/A                     N/A
Options granted at fair market value          N/A                     N/A
Options granted at a premium               .00015                     .86

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1997: risk-free interest rate of 5.77%; no expected dividend yield, expected lives of 4 years; and expected stock price volatility of 14%.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                          Number        Weighted                      Number
                       Outstanding      Average        Weighted     Exercisable
                           at           Remaining      Average          at
   Range of            December 31,    Contractual     Exercise     December 31,
Exercise Prices           1997            Life          Price          1997
---------------        ------------    -----------     --------     ------------
  .52-$1.00              175,000          9.17           .86          50,000

                       CRP HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Financial Instruments and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentration of credit risk with respect to such receivables is limited due to generally short payment terms and their dispersion across geographic areas.

Cash Concentration

As of December 31, 1997, the Company had cash balances at major commercial banks in excess of Federal Deposit Insurance coverage.

Major Customer

One customer accounted for approximately 10% of net sales for the year ended December 31, 1997.

Employment Contract

In January 1998, the Company entered into an employment contract with its Chief Executive Officer. In connection with the contract, the Company is contractually obligated to pay approximately $150,000 per year over a two year period.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

a)   Supplemental disclosure of cash flow information:

                                         December 31,
                                     -------------------
                                       1997       1996
                                     --------   --------

Payments for interest                $412,883   $453,555

b)   Supplemental disclosure of non-cash financing and investing activities:

In 1997, the Company satisfied a liability by the issuance of its common stock valued at $188,000. In addition, a capital lease obligation of $15,000 was incurred when the Company entered into a lease for new equipment.

In 1997, a stockholder converted a $100,000 note payable into common stock.

In 1996, capital lease obligations of $105,270 were incurred when the Company entered into leases for new equipment.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 16 - LITIGATION

a) An action was brought against the Company by a former lender who had made a loan to the Company in 1993 and was repaid in full in 1995 who alleged that he was entitled to a certain percentage of the Company's equity as part of the loan. This individual is related to the Company's investment banking firm. In 1995 and 1996, the Company had provided $50,000 and $138,000, respectively for the estimated settlement of this matter. In July 1997, this matter was settled by the Company upon the issuance of the Company's common stock valued at $188,000.

b) The Merger with BOCA brought with it a suit by a former proposed merger partner alleging breach of merger agreement, fraudulent inducement, and fraudulent misrepresentation. The Company believes that it has defenses to these claims. The Company is unable to estimate the potential loss, if any, that might result from this matter.