Form 10QSB
period 1998-03-31
CRP HOLDING CORP
filed 1998-05-20
CIK 811220

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB



QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1998.
                      --------------

Commission File Number 0-16631
                       -------

                                CRP Holding Corp.
                                -----------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               59-2763089
          --------                                               ----------
(State or other jurisdiction of                              (I.R.S.  Employer
incorporation or organization)                              Identification No.)

                     1800 Ocean Avenue, Ronkonkoma, NY 11779
                     ---------------------------------------
               (Address of Principal Executive Offices) (zip code)

                                 (516) 588-7000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---         ---

As of March 31, 1998, there were 6,676,351 shares of the Registrant's common stock outstanding.

                       CRP HOLDING CORP. AND SUBSIDIARIES



                                    FORM 10-QSB

                                TABLE OF CONTENTS






Part I.      FINANCIAL INFORMATION                                   PAGE
------                                                               ----

Item 1.      Consolidated Financial Statements (Unaudited)

             Consolidated Balance Sheet (Unaudited)                     F-2

             Consolidated Statements of Operations (Unaudited)          F-3

             Consolidated Statement of Changes in Stockholders'
               (Deficit) (Unaudited)                                    F-4

             Consolidated Statements of Cash Flows (Unaudited)          F-5

             Notes to Consolidated Financial Statements (Unaudited)     F-6-F-7


Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations

Part 2.      OTHER INFORMATION

Item 6.      Other Information


             SIGNATURES

Part 1.          FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
              --------------------

                       CRP HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1998
                                   (UNAUDITED)

================================================================================

                                                    ASSETS
                                                    ------
CURRENT ASSETS:
  Cash                                                                               $   112,923
  Accounts receivable, less allowance for doubtful accounts
     of $17,000                                                                        1,680,537
  Inventories                                                                            579,658
  Prepaid expenses and other                                                              74,471
  Deferred income taxes                                                                   29,000
                                                                                     -----------
                 TOTAL CURRENT ASSETS                                                  2,476,589

PROPERTY AND EQUIPMENT, less accumulated
  depreciation and amortization                                                        2,139,597

DUE FROM STOCKHOLDER                                                                     225,770

DEPOSITS AND OTHER ASSETS                                                                 41,669
                                                                                     -----------
                                                                                     $ 4,883,625
                                                                                     ===========
                                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                                    ---------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                   $ 2,225,421
  Accrued expenses                                                                       629,440
  Loans payable                                                                        1,099,087
  Promissory notes payable-vendors                                                       281,449
  Note payable-stockholders                                                              116,833
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                                552,983
  Current portion of obligations under capital leases                                  1,464,862
  Employee benefit obligations                                                            59,454
                                                                                     -----------

                 TOTAL CURRENT LIABILITIES                                             6,429,529

DEFERRED INCOME TAXES PAYABLE                                                            218,000

OBLIGATIONS UNDER CAPITAL LEASES, less current portion                                   479,846

EMPLOYEE BENEFIT OBLIGATIONS, less current portion                                       134,269
                                                                                     -----------

                 TOTAL LIABILITIES                                                     7,261,644
                                                                                     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
  Preferred stock; $1.00 par value; 5,000,000 shares authorized; no shares outstanding
  Common stock; $.001 par value; 40,000,000 shares
    authorized; 6,676,351 shares issued and outstanding                                    6,676
  Additional paid-in capital                                                             767,950
  Accumulated deficit                                                                 (3,152,645)
                                                                                     -----------
                 TOTAL STOCKHOLDERS' (DEFICIT)                                        (2,378,019)
                                                                                     -----------
                                                                                     $ 4,883,625
                                                                                     ===========

          See Accompanying Notes to Consolidated Financial Statements.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
================================================================================

                                                    For  The Three Months Ended
                                                              March  31,
                                                ----------------------------------
                                                    1998                    1997
                                                -----------            -----------
NET SALES                                       $ 2,897,144            $ 3,201,738

COST OF SALES                                     2,139,739              2,561,203
                                                -----------            -----------

         GROSS PROFIT                               757,405                640,535
                                                -----------            -----------

OPERATING EXPENSES:
  Selling and shipping                              287,856                308,637
  General and administrative                        513,011                608,351
                                                -----------            -----------

         TOTAL OPERATING EXPENSES                   800,867                916,988
                                                -----------            -----------

OPERATING LOSS                                      (43,462)              (276,453)
                                                -----------            -----------

OTHER INCOME (EXPENSE):
  Interest expense                                  (95,040)              (127,186)
  Interest income                                     4,456                  4,114
  Other                                                 200                 (3,595)
                                                -----------            -----------


         TOTAL OTHER INCOME (EXPENSE)               (90,384)              (126,667)
                                                -----------            -----------

NET LOSS                                        $  (133,846)           $  (403,120)
                                                ===========            ===========

BASIC AND FULLY DILUTED
NET LOSS PER SHARE                                      .02                   (.07)
                                                ===========            ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                              6,676,351              5,626,350
                                                ===========            ===========


          See Accompanying Notes to Consolidated Financial Statements.

                       CRP HOLDING CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

================================================================================



                                                           Additional       Accumulated
                                   Common Stock          Paid-in Capital      Deficit            Total
                         ----------------------------    ---------------    ------------      -----------
                            Shares           Amount
                            ------           ------
Balance,
 December  31, 1997        6,676,351      $     6,676      $   767,950      $(3,018,799)      $(2,244,173)

Net loss                          --               --               --         (133,846)         (133,846)
                         -----------      -----------      -----------      -----------       -----------


Balance,
 March 31, 1998          6,676,351 $            6,676      $   767,950      $(3,152,645)      $(2,378,019)
                         ===========      ===========      ===========      ===========       ===========












          See Accompanying Notes to Consolidated Financial Statements.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

===============================================================================

                                                                                   For The Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                   1998                  1997
                                                                                ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(133,846)            $(403,120)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                                 97,121               117,255

Changes in operating assets and liabilities
    Decrease (increase) in:
     Accounts receivable                                                           77,844                (3,578)
     Inventories                                                                   91,860                42,469
     Prepaid expenses and other                                                    19,147               (67,812)
     Accrued interest net from  stockholders                                       (1,956)               (4,114)
     Other assets                                                                  15,000               (20,000)
    Increase (decrease) in:
     Accounts payable                                                             192,974               423,232
     Accrued expenses                                                             (77,960)              140,796
     Billings in excess of costs and estimated earnings
       on uncompleted contracts                                                  (245,951)             (161,053)
     Employee benefit obligations                                                 (20,715)                 --
                                                                                ---------             ---------

                 Net cash provided by operating activities                         13,518                64,075
                                                                                ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                --                 (27,582)
                                                                                ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) from loans payable                                     (2,580)             (240,656)
  Repayments on capital lease obligations                                         (58,805)              (96,910)
  Repayments of stockholder's loan                                                (75,000)                 --
                                                                                ---------             ---------

                 Net cash used in financing activities                           (136,385)             (337,566)
                                                                                ---------             ---------

NET (DECREASE) INCREASE IN CASH                                                  (122,867)             (301,073)

CASH, BEGINNING OF PERIOD                                                         235,790               319,520
                                                                                ---------             ---------

CASH, END OF PERIOD                                                             $ 112,923             $  18,447
                                                                                =========             =========


          See Accompanying Notes to Consolidated Financial Statements.

                       CRP HOLDING CORP. AND SUBSIDIARIES

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
===============================================================================

NOTE  1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

         Nature of Business
         ------------------
         Boca Raton Capital Corporation. ("BOCA"), was a non-diversified, closed-end investment company, which had elected and was granted the status as a Business Development Company ("BDC") under the Investment Company Act of 1940. During 1995, the Board of Directors of BOCA were of the opinion that the shareholders' return on assets was not sufficient to continue operations as a BDC. As such, BOCA's election to withdraw from its status as a BDC was filed with the Securities and Exchange Commission and became effective as of December 22, 1995. BOCA had no substantive operations in 1996 and 1997.

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

         The Merger has been treated for accounting purposes as a capital transaction of CRP, equivalent to the issuance of common stock by CRP for the net monetary assets of BOCA, accompanied by a recapitalization of CRP. Accordingly, the results of operations for the three months ended March 31, 1998 and 1997, reflect those of CRP for the entire three month periods and the results of operations of BOCA from the date of the Merger. All share and per share amounts have been restated to reflect the Merger.

         CRP Holding Corp. and Subsidiaries manufactures and distributes products for critical environment facilities and designs and constructs clean rooms throughout the United States.

         Basis of Presentation
         ---------------------

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

                       CRP HOLDING CORP. AND SUBSIDIARIES

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
===============================================================================

NOTE  1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

         Interim Financial Statements
         ----------------------------

         The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the operating results for a full year.

         Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         Inventories
         -----------

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO).

         Financial Statement Classifications
         -----------------------------------

         Certain amounts in the 1997 financial statements have been reclassified to conform with the current period presentation.

NOTE  2 -  INVENTORIES
----------------------

         Inventories consist of the following:

         Raw materials                                 $421,445
         Work-in-process                                 24,222
         Finished goods                                 133,991
                                                       --------
                                                       $579,658
                                                       ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND ------ RESULTS OF OPERATIONS

General
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

CRP has a stockholders' deficit of approximately $2.4 million as of March 31, 1998 with net losses of approximately $134,000 and $403,000 for the three months ended March 31, 1998 and 1997, respectively. Subsequent to March 31, 1998, CRP has continued to generate losses. CRP has experienced negative cash flow which has prevented it from meeting normal payment terms on many of its accounts payable. The report of independent public auditors of CRP on its financial statements for the fiscal years ended December 31, 1997 and 1996 contains an explanatory paragraph to the effect that CRP's recurring losses from operations and its deficiency in working capital raise substantial doubt about its ability to continue as a going concern.

Change in Management
Effective May 8, 1997, Charles Chenes Chief Executive Officer and President resigned and Kenneth Gross Chairman of the Board has assumed the title and duties of the Chief Executive Officer and President. Effective May 7, 1998 Ernest Jurdana resigned his position as Chief Financial Officer and Donald Buysse has assumed the title and duties of Chief Financial Officer on an interim basis.

Results of Operations
Three Months Ended March 31, 1998 and 1997
------------------------------------------

Net Sales
Net sales decreased by approximately 10% for the three months ended March 31, 1998 over 1997. The decrease in sales was primarily associated with phasing out the jobbing division which generated sales of approximately $227,000 in 1997. The balance of the decrease is attributable to the reduction in the selling prices of the Company's products due to competitive pricing in the market place. Two customers accounted for 22% of the net sales for the three months ended March 31, 1998. There were no customers that exceeded 10%of net sales for the three months ended March 31, 1997.




Gross Profit
The gross profit represented 26.1 % and 20.01 % of net sales for the three months ended March 31, 1998 and 1997, respectively. The increase in the gross profit percentage is due to phasing out the jobbing division in 1998 and an increase in gross profits on certain major engineering contracts in 1998 over 1997.

Selling and Shipping Expenses
Selling and shipping expenses represented approximately 9.9% and 9.6% respectively, of net sales for the three months ended March 31, 1998 and 1997, respectively. These expenses include personnel, advertising, and other costs in support of CRP's sales efforts.

General and Administrative Expenses
General and administrative expenses represented approximately 17.7% and 18.9% of net sales for the three months ended March 31, 1998 and 1997, respectively. These expenses include salaries, payroll taxes, professional fees and corporate expenses. Although many of these expenses are fixed in nature, management has, where possible, initiated cost reduction increases and policies in the second quarter of fiscal 1997. The reduction in general and administrative expenses of approximately $95,000 is primarily due to reduction in administrative salaries, payroll taxes, professional fees and depreciation.

Interest expense
Interest expense decreased by approximately 25.3% over the three months ended March 31, 1997 primarily due to lower average borrowings of the loans payable during 1998 as compared to 1997.


Liquidity and Capital Resources

The Company has been able to generate cash to carry on its operations through a combination of secured borrowings from financial institutions and marginal cash flow from its operations.

Net Cash Provided by Operating Activities
Net cash provided through operating activities was approximately $14,000 and $64,000 for the three month ended March 31, 1998 and 1997, respectively. The positive cash flow for the 1998 and 1997 period was primarily due to non-cash expenses for depreciation and amortization, a decrease in inventories, and an increase in accounts payable offset by decreases in billings in excess of costs and estimated earnings on uncompleted contracts.

Net Cash Used in Investing Activities
Cash used for investing activities was approximately $28,000 for the three months ended March 31, 1997. These amounts primarily reflect the purchase of property and equipment.

Net Cash Used in Financing Activities
Financing activities used approximately $136,000 and $338,000 of cash flow for the three months ended March 31, 1998 and 1997, respectively. The net use of cash for 1998 and 1997 resulted primarily from repayments on loans payable and capital lease obligations. In 1998, the Company repaid a stockholder's loan of $75,000.

Guarantee of Industrial Development Revenue Bond
The Company has guaranteed an Industrial Development Revenue Bond which has an unpaid balance of approximately $1,093,000 at March 31, 1998. At that date, the bond was in default with an action brought against the Company by the holder of the bond to enforce the guarantee. Legal counsel is unable to conclude the likely outcome of this litigation. This could result in the Company incurring an expense to relocate to a new facility.

Credit Facility
The Company's credit facility provides for maximum borrowings of $1,500,000 which would be available for advances against eligible accounts receivable, as defined, at a level of 80%. Advances bear interest at 3.5% above the prime rate plus an administrative fee of .4% on the average daily outstanding balance for the immediately preceding month, with a minimum monthly fee of $10,000. The agreement provides for, among other things, a security interest in substantially all of the Company's assets, limitations on loans to officers, stockholders, directors or affiliates, payments of cash dividends, and is guaranteed by certain of the Company's stockholders. At March 31, 1998 , the Company was in violation of certain of these covenants.

The same financial institution provides the Company with a $275,000 credit facility based on eligible inventory, as defined, and $275,000 under an accommodation note secured by operating equipment. The facility bears interest at 3.5% above the prime rate plus administrative fees. The note requires monthly principal payments of $5,500 commencing July 1, 1997, with a balloon payment for the residual amount in December 1997. The credit facilities and loans provided by the financial institution expired in December 1997.

The Company and the financial institution extended the credit facility to June 22, 1998 with an amendment that limits the maximum amount of available credit to $1,500,000, institutes a net deficit requirement of not more than $2,550,000, and requires an infusion of $1,500,000 from investors by no later than April 30, 1998.

The Company was unable to raise the $1,500,000 in capital as of April 30, 1998. New Management is currently in the process of extending or securing new borrowing to satisfy its indebtedness when it becomes due. There can be no assurance that the existing funds will remain available should the Company continue to be in violation of its loan covenants. If the Company is unable to obtain sufficient capital or borrowings this could materially adversely affect the Company's operations.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 20th day of May, 1996.

                                                CRP HOLDING CORP.


                                                by:/s/ Kenneth Gross
                                                   ----------------------------
                                                   Kenneth Gross, Secretary,
                                                   Chairman of the Board and
                                                   Principal Financial Officer

Part 2.             OTHER INFORMATION



Item 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

              The Registrant has not filed any reports on Form 8-K during the quarter for which this report is filed.