Form 10QSB/A
period 1998-03-31
CRP HOLDING CORP
filed 1998-05-21
CIK 811220

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB/A



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

                       CRP HOLDING CORP. AND SUBSIDIARIES



                                  FORM 10-QSB/A

                                TABLE OF CONTENTS






Part I.      FINANCIAL INFORMATION                                   PAGE
------                                                               ----

Item 1.      Consolidated Financial Statements (Unaudited)

             Consolidated Balance Sheet (Unaudited)                    3

             Consolidated Statements of Operations (Unaudited)         4

             Consolidated Statement of Changes in Stockholders'
               (Deficit) (Unaudited)                                   5

             Consolidated Statements of Cash Flows (Unaudited)         6

             Notes to Consolidated Financial Statements (Unaudited)    7-8


Item 2.      Management's Discussion and Analysis of                   9-11
               Financial Condition and Results
               of Operations

Part 2.      OTHER INFORMATION

Item 6.      Other Information                                         12


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

Credit Facility
The Company's credit facility provides for maximum borrowings of $1,500,000 which would be available for advances against eligible accounts receivable, as defined, at a level of 80%. Advances bear interest at 3.5% above the prime rate plus an administrative fee of .4% on the average daily outstanding balance for the immediately preceding month, with a minimum monthly fee of $10,000. The agreement provides for, among other things, a security interest in substantially all of the Company's assets, limitations on loans to officers, stockholders, directors or affiliates, payments of cash dividends, and is guaranteed by certain of the Company's stockholders. At March 31, 1998, the Company was in violation of certain of these covenants.

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

Part 2.             OTHER INFORMATION



Item 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------
              (a) Exhibits 27. Financial Data Schedule

              (b) Reports on Form 8-K

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