Form 10QSB/A
period 1998-06-30
CRP HOLDING CORP
filed 1998-08-20
CIK 811220

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB/A



QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1998.
                      --------------

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

As of June 30, 1998, there were 6,676,351 shares of the Registrant's common stock outstanding.

                       CRP HOLDING CORP. AND SUBSIDIARIES



                                  FORM 10-QSB/A

                                TABLE OF CONTENTS






Part I.      FINANCIAL INFORMATION                                   PAGE
------                                                               ----

Item 1.      Consolidated Financial Statements (Unaudited)

             Consolidated Balance Sheet (Unaudited)                    3

             Consolidated Statements of Operations (Unaudited)         4-5

             Consolidated Statement of Changes in Stockholders'
               (Deficit) (Unaudited)                                   6

             Consolidated Statements of Cash Flows (Unaudited)         7

             Notes to Consolidated Financial Statements (Unaudited)    8-9


Item 2.      Management's Discussion and Analysis of                   10-12
               Financial Condition and Results
               of Operations

Part 2.      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                          13


             SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       CRP HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1998
                                   (UNAUDITED)
===============================================================================

                                                        ASSETS
                                                        ------
CURRENT ASSETS:
  Cash                                                                               $    17,635
  Accounts receivable, less allowance for doubtful accounts
     of $12,000                                                                        1,736,897
  Inventories                                                                            509,759
  Prepaid expenses and other                                                              46,287
         Deferred income taxes                                                            29,000
                                                                                     -----------

                 TOTAL CURRENT ASSETS                                                  2,339,578

PROPERTY AND EQUIPMENT, less accumulated
  depreciation and amortization                                                        2,036,245

DUE FROM STOCKHOLDER                                                                     230,315

DEPOSITS AND OTHER ASSETS                                                                 56,669
                                                                                     -----------
                                                                                     $ 4,662,807
                                                                                     ===========
                                         LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                                         ---------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                   $ 2,252,987
  Accrued expenses                                                                       741,582
  Loans payable-other                                                                    887,986
  Promissory notes payable-vendors                                                       271,218
  Note payable-stockholders                                                              207,940
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                                363,160
  Current portion of obligations under capital leases                                  1,569,416
  Employee benefit obligations                                                            47,752
                                                                                     -----------

                 TOTAL CURRENT LIABILITIES                                             6,342,041

DEFERRED INCOME TAXES PAYABLE                                                            218,000

OBLIGATIONS UNDER CAPITAL LEASES, less current portion                                   342,892

EMPLOYEE BENEFIT OBLIGATIONS, less current portion                                       124,873
                                                                                     -----------
                 TOTAL LIABILITIES                                                     7,027,806
                                                                                     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
  Preferred stock; $1.00 par value; 5,000,000 shares authorized; no shares outstanding Common stock; $.001 par value; 40,000,000 shares
    authorized; 6,676,351 shares issued and outstanding                                    6,676
  Additional paid-in capital                                                             767,950
  Accumulated deficit                                                                 (3,139,625)
                                                                                     -----------
                 TOTAL STOCKHOLDERS' (DEFICIT)                                        (2,364,999)
                                                                                     $ 4,662,807
                                                                                     ===========

          See Accompanying Notes to Consolidated Financial Statements

                       CRP HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
===============================================================================

                                                     For The Six Months Ended
                                                             June 30,
                                                ----------------------------------
                                                    1998                   1997
                                                -----------            -----------
NET SALES                                       $ 5,972,412            $ 5,754,994

COST OF SALES                                     4,278,344              4,539,257
                                                -----------            -----------

         GROSS PROFIT                             1,694,068              1,215,737
                                                -----------            -----------

OPERATING EXPENSES:
  Selling and shipping                              687,728                614,753
  General and administrative                        970,288              1,070,847
                                                -----------            -----------

         TOTAL OPERATING EXPENSES                 1,658,016              1,685,600
                                                -----------            -----------

OPERATING INCOME (LOSS)                              36,052               (469,863)
                                                -----------            -----------

OTHER INCOME (EXPENSE):
  Interest expense                                 (218,935)              (249,366)
  Interest income                                     9,001                  8,312
  Other                                              53,056                 44,311
                                                -----------            -----------


         TOTAL OTHER INCOME (EXPENSE)              (156,878)              (196,743)
                                                -----------            -----------

NET LOSS                                        $  (120,826)           $  (666,606)
                                                ===========            ===========

BASIC AND FULLY DILUTED
  NET LOSS PER SHARE                                 ($0.02)                ($0.12)
                                                ===========            ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                              6,676,351              5,626,350
                                                ===========            ===========





          See Accompanying Notes to Consolidated Financial Statements.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

===============================================================================

                                                    For The Three Months Ended
                                                             June 30,
                                                ----------------------------------
                                                    1998                   1997
                                                -----------            -----------
NET SALES                                       $ 3,075,268            $ 2,553,256

COST OF SALES                                     2,138,605              1,978,054
                                                -----------            -----------

         GROSS PROFIT                               936,663                575,202
                                                -----------            -----------

OPERATING EXPENSES:
  Selling and shipping                              347,705                298,978
  General and administrative                        509,444                469,634
                                                -----------            -----------

         TOTAL OPERATING EXPENSES                   857,149                768,612
                                                -----------            -----------

OPERATING INCOME (LOSS)                              79,514               (193,410)
                                                -----------            -----------

OTHER INCOME (EXPENSE):
  Interest expense                                 (123,895)              (122,180)
  Interest income                                     4,545                  4,198
  Other                                              52,856                 47,906
                                                -----------            -----------


         TOTAL OTHER INCOME (EXPENSE)               (66,494)               (70,076)
                                                -----------            -----------

NET INCOME (LOSS)                               $    13,020            $  (263,486)
                                                ===========            ===========

BASIC AND FULLY DILUTED
  NET INCOME (LOSS) PER SHARE                        ($0.00)                ($0.05)
                                                ===========            ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                              6,676,351              5,626,350
                                                ===========            ===========



          See Accompanying Notes to Consolidated Financial Statements.

                       CRP HOLDING CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)
===============================================================================

                                                               Additional       Accumulated
                                  Common Stock              Paid-in Capital       Deficit             Total
                          -----------------------------     ---------------     -----------        ------------
                             Shares            Amount
                             ------            ------
Balance,
 December  31, 1997         6,676,351       $     6,676       $   767,950       $(3,018,799)       $(2,244,173)

Net loss                           --                --                --          (120,826)          (120,826)
                          -----------       -----------       -----------       -----------        -----------


Balance,
 June 30, 1998            6,676,351 $             6,676       $   767,950       $(3,139,625)       $(2,364,999)
                          ===========       ===========       ===========       ===========        ===========









          See Accompanying Notes to Consolidated Financial Statements.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
===============================================================================

                                                                                For The Six Months Ended
                                                                                          June 30,
                                                                                1998                 1997
                                                                              ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(120,826)           $(666,606)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                              200,473              236,488
     Recovery of bad debt                                                                             27,250
Changes in operating assets and liabilities
     Decrease (increase) in:
     Accounts receivable                                                         21,484              279,070
     Inventories                                                                161,760              184,258
     Prepaid expenses and other                                                  47,331              (82,394)
     Accrued interest net from  stockholders                                     (6,501)              (4,200)
     Other assets                                                                  --                (17,143)

    Increase (decrease) in:
     Accounts payable                                                           210,309              105,577
     Accrued expenses                                                            34,181              (41,053)
     Billings in excess of costs and estimated earnings
       on uncompleted contracts                                                (435,774)              36,4
     Employee benefit obligations                                               (41,813)                --
                                                                              ---------            ---------

                 Net cash provided by operating activities                       70,624               57,677
                                                                              ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              --                (34,063)
                                                                              ---------            ---------

                      Net cash used in investing activities                        --                (34,063)
                                                                              ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) from loans payable                                 (213,681)            (367,892)
  Repayments on capital lease obligations                                       (91,205)            (151,016)
  Net borrowings (payments) from stockholders                                    16,107              200,000
  Financing costs                                                                  --                (20,000)
                                                                              ---------            ---------

                 Net cash used in financing activities                         (288,779)            (338,908)
                                                                              ---------            ---------

NET DECREASE IN CASH                                                           (218,155)            (315,294)

CASH, BEGINNING OF PERIOD                                                       235,790              319,520
                                                                              ---------            ---------

CASH, END OF PERIOD                                                           $  17,635            $   4,226
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

         On October 24, 1997, BOCA completed a merger (the "Merger") with Clean Room Products, Inc.("CRP"), a privately held company incorporated in the state of New York in 1965. Under the terms of the Merger each outstanding share of CRP was exchanged for approximately 270,010 shares of BOCA common stock. In connection with the Merger, BOCA issued 4,501,080 shares of its common stock in exchange for all of the issued and outstanding shares of CRP. Pursuant to the terms of the Merger, the CRP shareholders deposited 1,875,750 shares of the BOCA common shares that they had received, in escrow, until the earlier of; April 24, 1998 or; the consummation of a long term financing which results in at least $1,500,000 in net proceeds. These shares will be released from escrow upon consummation of the financing; if such financing has not occurred by April 24, 1998 the shares held in escrow will be cancelled. As of June 30, 1998, the shares held in escrow have not been cancelled. As a result of the Merger, CRP became a wholly owned subsidiary of BOCA. Subsequent to the Merger, BOCA changed its name to CRP Holding Corp. All references to the " Company" shall be deemed to include CRP and BOCA.

         The Merger has been treated for accounting purposes as a capital transaction of CRP, equivalent to the issuance of common stock by CRP for the net monetary assets of BOCA, accompanied by a recapitalization of CRP. Accordingly, the results of operations for the six and three months ended June 30, 1998 and 1997, reflect those of CRP for the entire six and three month periods and the results of operations of BOCA from the date of the Merger. All share and per share amounts have been restated to reflect the Merger.

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

         In May, 1998, the Company reorganized its senior management with the appointment of a new chief executive officer. The Company has embarked upon a substantial cost cutting program together with obtaining additional financing. Additionally, the Company is refocusing its sales efforts on higher margin products. Management believes that these actions, will enable the Company to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve and maintain positive cash flow and to satisfy its indebtedness when it becomes due.

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
-----------------------------------------------------

         Interim Financial Statements
         ----------------------------

         The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all period presents have been made. The results of operations for the periods presented are not necessarily indicative of the operating results for a full year.

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

         Financial Statement Classifications
         -----------------------------------

         Certain amounts in the 1997 financial statements have been reclassified to conform with the current period presentation.

NOTE  2 -  INVENTORIES
----------------------

         Inventories consist of the following:

         Raw materials                              $364,097
         Work-in-process                              23,422
         Finished goods                              122,240
                                                    $509,759

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

CRP has a stockholders' deficit of approximately $2.26 million as of June 30, 1998 with net losses of approximately $121,000 and $667,000 for the six months ended June 30, 1998 and 1997, respectively. A net profit of approximately $13,000 for the second quarter ended June 30, 1998 offsets in part the first quarter net loss of approximately $134,000. Subsequent to June 30, 1998, CRP anticipates maintaining a break even position from its operations through the next quarter. CRP has experienced negative cash flow which has prevented it from meeting normal payment terms on some of its accounts payable. The report of independent public auditors of CRP on its financial statements for the fiscal years ended December 31, 1997 and 1996 contained an explanatory paragraph to the effect that CRP's recurring losses from operations and its deficiency in working capital raised substantial doubt about its ability to continue as a going concern.

CHANGE IN MANAGEMENT
Effective May 8, 1997, Charles Chenes Chief Executive Officer and President resigned and Kenneth Gross Chairman of the Board has assumed the title and duties of the Chief Executive Officer and President. Effective May 7, 1998 Ernest Jurdana resigned his position as Chief Financial Officer and Donald M. Buysse a Director of the Board has assumed the title and duties of Chief Financial Officer on an interim basis.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 and 1997
---------------------------------------

Net Sales
Net sales of approximately $5.9 million for the six months ended June 30, 1998 increased by approximately 4% over the same period 1997. The net increase in sales of approximately $217,000 represents an improvement in sales volume for the period of approximately 8.2% company wide or $488,000 offset by the planned phasing out of the jobbing division in 1997 which had generated sales of approximately $271,000 in the first six months of 1997.

Gross Profit
The gross profit represented 28.4 % and 21.1 % of net sales for the six months ended June 30, 1998 and 1997, respectively. The increase in the gross profit of $478,000 reflects departmental increases in profitability of approximately $250,000 for the engineering department and $383,000 for the manufacturing department. A decrease in gross profit of $160, 000 for the film department resulted from a softening of price structures in the resins market.

Selling and Shipping Expenses
Selling and shipping expenses represented approximately 11.5% and 10.7% respectively, of net sales for the six months ended June 30, 1998 and 1997, respectively. These expenses include personnel, advertising, and other costs in support of CRP's sales efforts. The increase in selling and shipping costs is directly attributable to the increase in the period's sales volume.

General and Administrative Expenses
General and administrative expenses represented approximately 16.3% and 18.6% of net sales for the six months ended June 30, 1998 and 1997, respectively. These expenses include salaries, payroll taxes, professional fees and corporate expenses. Although many of these expenses are fixed in nature, management has continued, where possible, instituting cost reductions throughout the period. The reduction in general and administrative expenses of approximately $100,000 is primarily due to reduction in administrative salaries, payroll taxes and depreciation.

Interest Expense
Interest expense decreased in the six months ended June 30, 1998 by approximately 12.3% over the six months ended June 30, 1997. The decrease was primarily due to lower average borrowings of the loans payable during 1998 as compared to 1997.

Other Income
Other income primarily represents settlements of accounts receivable credit balances for the six months ended June 30, 1998.

Liquidity and Capital Resources

The Company has been able to generate cash to carry on its operations through a combination of secured borrowings from financial institutions and marginal cash flow from its operations.

Net Cash Provided by Operating Activities
Net cash provided through operating activities was approximately $71,000 and $58,000 for the six months ended June 30, 1998 and 1997, respectively. The positive cash flow for the 1998 and 1997 period was primarily due to non-cash expenses for depreciation and amortization, a decrease in accounts receivable, a decrease in inventories, and an increase in accounts payable offset in the 1998 period by decreases in billings in excess of costs and estimated earnings on uncompleted contracts.

Net Cash Used in Financing Activities
Financing activities used approximately $289,000 and $339,000 of cash flow for the six months ended June 30, 1998 and 1997, respectively. The net use of cash for 1998 and 1997 resulted primarily from repayments on loans payable and capital lease obligations. During the period ending June 30, 1998, the Company repaid a stockholder's loan of $75,000. In the same period, 1998, the company received proceeds from stockholders and other third parties of approximately $106,000.

Guarantee of Industrial Development Revenue Bond
The Company has guaranteed an Industrial Development Revenue Bond which has an unpaid balance of approximately $1,039,000 at June 30, 1998. At that date, the bond was in default with an action brought against the Company by the holder of the bond to enforce the guarantee. Legal counsel is unable to conclude the likely outcome of this litigation. This could result in the Company incurring an expense to relocate to a new facility.

Credit Facility
The Company's credit facility provides for maximum borrowings of $1,500,000 which would be available for advances against eligible accounts receivable, as defined, at a level of 80%. Advances bear interest at 3.5% above the prime rate plus an administrative fee of .4% on the average daily outstanding balance for the immediately preceding month, with a minimum monthly fee of $10,000. The agreement provides for, among other things, a security interest in substantially all of the Company's assets, limitations on loans to officers, stockholders, directors or affiliates, payments of cash dividends, and is guaranteed by certain of the Company's stockholders. At June 30, 1998 and 1997, the Company was in violation of certain of these covenants.

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

The Company and the financial institution extended the credit facility to June 22, 1998 with an amendment that limits the maximum amount of available credit to $1,500,000, institutes a net deficit requirement of not more than $2,550,000, and required an infusion of $1,500,000 from investors by no later than April 30, 1998.

The Company was unable to raise the $1,500,000 in capital as of April 30, 1998. Management is currently in the process of extending or securing new borrowing to satisfy its indebtedness when it becomes due. Management is currently negotiating with vendors to extend terms. There can be no assurance that the existing funds will remain available should the Company continue to be in violation of its loan covenants. If the Company is unable to obtain sufficient capital or borrowings this could materially adversely affect the Company's operations.

Part 2.             OTHER INFORMATION



Item 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------
              (a) Exhibits 27. Financial Data Schedule

              (b) Reports on Form 8-K

              The Registrant has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 20th day of August, 1998.

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