Form 10QSB
period 1998-09-30
CRP HOLDING CORP
filed 1998-11-24
CIK 811220

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


  For the Quarter ended September 30, 1998.


  Commission File Number 0-16631



                                CRP Holding Corp.
             (Exact name of registrant as specified in its charter)



            Florida                                      59-2763089
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)




                     1800 Ocean Avenue, Ronkonkoma, NY 11779
               (Address of Principal Executive Offices) (zip code)



                                  516-588-7000
              (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.


  YES   X   NO
     ------   ------


  As of September 30, 1998, there were 10,196,351 shares of the Registrant's common stock outstanding.

                       CRP HOLDING CORP. AND SUBSIDIARIES


                                   FORM 10-QSB


                                TABLE OF CONTENTS



  Part I          FINANCIAL INFORMATION                                         PAGE
  ------                                                                        ----
  Item I          Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets (Unaudited)                       F-2

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

  Item 2          Management's Discussion and Analysis of
                           Financial Condition and Results
                           of Operations

  Part 2          OTHER INFORMATION

  Item 6          Other Information

                  SIGNATURES

PART 1. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       CRP HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1998
                                   (UNAUDITED)
================================================================================
                                     ASSETS
CURRENT ASSETS:
  Cash                                                               $  121,748
  Accounts receivable, less allowance for doubtful accounts
   of $18,000                                                         1,461,498
  Inventories                                                           575,721
  Prepaid expenses and other                                             33,166
  Deferred income taxes                                                  29,000
                                                                     ----------
             TOTAL CURRENT ASSETS                                     2,221,133

PROPERTY AND EQUIPMENT, less accumulated
   depreciation and amortization                                      1,948,475
DUE FROM STOCKHOLDERS                                                   323,845
DEPOSITS AND OTHER ASSETS                                                40,813
                                                                     ----------
                                                                     $4,534,266
                                                                     ==========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                                   $2,373,271
  Accrued expenses                                                      748,865
  Loans payable                                                         960,152
  Promissory notes payable-vendors                                      273,474
  Note payable-stockholders                                             121,833
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                313,415
  Current portion of obligations under capital leases                 1,559,398
  Employee benefit obligations                                           43,940
                                                                     ----------
             TOTAL CURRENT LIABILITIES                                6,394,348

PREFERRED INCOME TAXES PAYABLE                                          218,000

OBLIGATIONS UNDER CAPITAL LEASES, less current portion                  291,033

EMPLOYEE BENEFIT OBLIGATIONS, less current portion                      107,253
                                                                     ----------
             TOTAL LIABILITIES                                        7,010,634
                                                                     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
  Preferred stock; $1.00 par value; 5,000,000 shares authorized;
   no shares outstanding                                                     --
  Common stock; $.001 par value; 40,000,000 shares authorized;
   10,196,351 shares issued and outstanding                              10,196
  Additional paid-in capital                                            984,430
                                                                     ----------
  Accumulated deficit                                                (3,470,994)
                                                                     ----------
             TOTAL STOCKHOLDERS' (DEFICIT)                           (2,476,368)
                                                                     ----------
                                                                     $4,534,266
                                                                     ==========
          See Accompanying Notes to Consolidated Financial Statements.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
================================================================================
                                                     For The Nine Months Ended
                                                           September 30,
                                                    ----------------------------
                                                       1998              1997
                                                    ----------       -----------
NET SALES                                           $8,168,684       $8,684,062
COST OF SALES                                        6,061,246        7,077,064
                                                    ----------       ----------
       GROSS PROFIT                                  2,107,438        1,606,998
                                                    ----------       ----------
OPERATING EXPENSES:
  Selling and shipping                                 948,782          885,973
  General and administrative                         1,362,033        1,628,165
                                                    ----------       ----------
       TOTAL OPERATING EXPENSES                      2,310,815        2,514,138
                                                    ----------       ----------
OPERATING LOSS                                        (203,377)        (907,140)
                                                    ----------       ----------
OTHER INCOME (EXPENSE):
  Interest expense                                    (316,061)        (356,207)
  Interest income                                       13,638           12,593
  Other                                                 53,605           44,426
                                                    ----------       ----------
       TOTAL OTHER INCOME (EXPENSE)                   (248,818)        (299,188)
                                                    ----------       ----------
NET LOSS                                            $ (452,195)      $1,206,328
                                                    ==========       ==========
BASIC AND FULLY DILUTED
NET LOSS PER SHARE                                      ($0.06)          ($0.21)
                                                    ==========       ==========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                 8,133,347        5,626,350
                                                    ==========       ==========

  See Accompanying Notes to Consolidated Financial Statements.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================
                                                     For The Three Months Ended
                                                           September 30,
                                                    ----------------------------
                                                       1998              1997
                                                    ----------       -----------
NET SALES                                           $2,196,106       $2,929,068
COST OF SALES                                        1,782,902        2,537,807
                                                    ----------       ----------
       GROSS PROFIT                                    413,204          391,261
                                                    ----------       ----------
OPERATING EXPENSES:
  Selling and shipping                                 261,054          271,220
  General and administrative                           391,745          557,318
                                                    ----------       ----------
       TOTAL OPERATING EXPENSES                        652,799          828,538
                                                    ----------       ----------
OPERATING INCOME (LOSS)                               (239,595)        (437,277)
                                                    ----------       ----------
OTHER INCOME (EXPENSE):
  Interest expense                                     (97,126)        (106,841)
  Interest income                                        4,637            4,281
  Other                                                    715              115
                                                    ----------       ----------
       TOTAL OTHER INCOME (EXPENSE)                    (91,774)        (102,445)
                                                    ----------       ----------
NET INCOME (LOSS)                                   $ (331,369)      $ (539,722)
                                                    ==========       ==========
BASIC AND FULLY DILUTED
NET INCOME (LOSS) PER SHARE                             ($0.03)          ($0.10)
                                                    ==========       ==========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                10,196,351        5,626,350
                                                    ==========       ==========

          See Accompanying Notes to Consolidated Financial Statements.

                       CRP HOLDING CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,1998
                                   (UNAUDITED)
================================================================================

                                        Common Stock
                                   --------------------      Additional       Accumulated
                                    Shares      Amount     Paid-in Capital      Deficit           Total
                                   --------------------  ------------------  -------------     ----------
Balance,
December 31, 1997                  6,676,351   $ 6,676       $ 767,950        $(3,018,799)     $(2,244,173)

Issuance of common stock           3,520,000     3,520         216,480                             220,000

Net loss                                -          -              -              (452,195)        (452,195)
                                  ----------   -------       ---------        -----------      -----------
Balance,
September 30, 1998                10,196,351   $10,196       $ 984,430        $(3,470,994)     $(2,476,368)
                                  ==========   =======       =========        ===========      ===========

          See Accompanying Notes to Consolidated Financial Statements.

                       CRP HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
================================================================================

                                                                                  For The Nine Months Ended
                                                                                          September 30,
                                                                                -----------------------------
                                                                                   1998               1997
                                                                                ---------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $ (452,195)      $ (1,206,328)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                                 316,478            358,730
    Provision for doubtful accounts                                                 5,981             20,548
  Changes in operating assets and liabilities
    Decrease (increase) in:
    Accounts receivable                                                           290,902            (54,272)
    Inventories                                                                    95,797            458,273
    Prepaid expenses and other                                                     60,452            (64,883)
    Accrued interest net from stockholders                                         (6,138)            (3,371)
    Other assets                                                                      856            (18,455)
  Increase (decrease) in:
    Accounts payable                                                              332,849            552,808
    Accrued expenses                                                               41,465            (41,680)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                   (485,519)           284,988
    Employee benefit obligations                                                  (63,245)               165
                                                                               ----------       ------------
               Net cash provided by operating activities                          137,683            286,523
                                                                               ----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (13,235)           (46,552)
                                                                               ----------       ------------
               Net cash used in investing activities                              (13,235)           (46,552)
                                                                               ----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) from loans payable                                   (141,515)          (418,794)
  Repayments on capital lease obligations                                        (153,082)          (206,479)
  Loans (payments) from stockholders                                              (75,000)           200,000
  Proceeds from sales of common stock                                             131,107               -
  Financing costs                                                                    -               (20,000)
                                                                               ----------       ------------
               Net cash used in financing activities                             (238,490)          (445,273)
                                                                               ----------       ------------
NET DECREASE IN CASH                                                             (114,042)          (205,302)
CASH, BEGINNING OF PERIOD                                                         235,790            319,520
                                                                               ----------       ------------
CASH, END OF PERIOD                                                            $  121,748       $    114,218
                                                                               ==========       ============

          See Accompanying Notes to Consolidated Financial Statements.

                                       10
[GRAPHIC OMITTED]

                       CRP HOLDING CORP. AND SUBSIDIARIES

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
================================================================================

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

         Boca Raton Capital Corporation. ("BOCA"), was a non-diversified, closed-end investment company which had elected and was granted the status as a Business Development Company ("BDC") under the Investment Company Act of 1940. During 1995, the Board of Directors of BOCA were of the opinion that the shareholders' return on assets was not sufficient to continue operations as a BDC. As such, BOCA's election to withdraw from its status as a BDC was filed with the Securities and Exchange Commission and became effective as of December 22, 1995. BOCA had no substantive operations in 1996 and 1997.

         On October 24, 1997, BOCA completed a merger (the "Merger") with Clean Room Products, Inc.("CRP"), a privately held company incorporated in the state of New York in 1965. Under the terms of the Merger each outstanding share of CRP was exchanged for approximately 270,010 shares of BOCA common stock. In connection with the Merger, BOCA issued 4,501,080 shares of its common stock in exchange for all of the issued and outstanding shares of CRP. Pursuant to the terms of the Merger, the CRP shareholders deposited 1,875,750 shares of the BOCA common shares that they had received, in escrow, until the earlier of; April 24, 1998 or; the consummation of a long term financing which results in at least $1,500,000 in net proceeds. These shares will be released from escrow upon consummation of the financing; if such financing has not occurred by April 24, 1998 the shares held in escrow will be canceled. As of September 30, 1998, the shares held in escrow have not been canceled. As a result of the Merger, CRP became a wholly owned subsidiary of BOCA. Subsequent to the Merger, BOCA changed its name to CRP Holding Corp. All references to the "Company" shall be deemed to include CRP and BOCA.

         The Merger has been treated for accounting purposes as a capital transaction of CRP, equivalent to the issuance of common stock by CRP for the net monetary assets of BOCA, accompanied by recapitalization of CRP. Accordingly, the results of operations for the nine and three months ended September 30, 1998 and 1997, reflect those of CRP for the entire nine and three month periods and the results of operations of BOCA from the date of the Merger. All share and per share amounts have bee restated to reflect the Merger.

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

                       CRP HOLDING CORP. AND SUBSIDIARIES

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
================================================================================

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Interim Financial Statements

         The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all period presents have been made. The results of operations for the periods presented are not necessarily indicative of the operating results for a full year.

         Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO).

         Financial Statement Classifications

         Certain amounts in the 1997 financial statements have been reclassified to conform with the current period presentation.

  NOTE 2 - INVENTORIES

         Inventories consist of the following:

         Raw materials                   $398,085
         Work-in-process                   47,286
         Finished goods                   130,350
                                         --------
                                         $575,721
                                         ========

  NOTE 3 - STOCKHOLDERS' DEFICIT

  Common Stock

  On June 9, 1998, seven shareholders invested an aggregate of $220,000 for 3,520,000 shares of th Company's $.001 par value common stock. The Company has agreed to register the shares upon the demand of the shareholders.

  ITEM 2
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  General
  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgement on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

  CRP has a stockholders' deficit of approximately $2.48 million as of September 30, 1998 with net losses of approximately $452,000 and $1,206,000 for the nine months ended September 30, 1998 and 1997, respectively.

  Subsequent to September 30, 1998, CRP anticipates no material change in the results of its operations through the next quarter, compared to the previous quarter. CRP has experienced negative cash flow, which has prevented it from meeting normal payment terms on some of its accounts payable. The report of independent public auditors of CRP on its financial statement for the fiscal year ended December 31, 1997 contained an explanatory paragraph to the effect that CRP's recurring losses from operations and its deficiency in working capital raised substantial doubt about its ability to continue as a going concern.

  Change in Management
  Effective May 8, 1997, Charles Chenes Chief Executive Officer and President resigned and Kenneth Gross Chairman of the Board has assumed the titles and duties of the Chief Executive Officer and President. Effective May 7, 1998, Ernest Jurdana resigned his position as Chief Financial Officer and Donald M. Buysse a Director of the Board has assumed the title and duties of Chief Financial Officer on an interim basis.

  Results of Operations

  Nine Months Ended September 30, 1998 and 1997

  Net Sales
  Net sales of approximately $8.2 million for the nine months ended September 30, 1998 decreased by approximately 6% over the same period 1997. The net decrease in sales of approximately $515,000 is attributed predominantly to the planned phasing out of the jobbing division in 1997 which had generated sales of approximately $327,000 in the first nine months of 1997.

  Gross Profit
  The gross profit represented 25.8% and 18.5% of net sales for the nine months ended September 30, 1998 and 1997, respectively. The increase in the gross profit of $500,000 reflects in part departmental increases in profitability of approximately $309,000 for the engineering department, $330,000 for the manufacturing department, and $60,000 for the jobbing department prior to phasing out. A decrease in gross profit of $202,000 for the film department resulted from a softening of price structures in the resins market.

  Selling and Shipping Expenses
  Selling and shipping expenses represented approximately 11.6% and 10.2% respectively of net sales for the nine months ended September 30, 1998 and 1997, respectively. These expenses include personal, advertising, and other costs in support of CRP's sales efforts.

  General and Administrative Expenses
  General and administrative expenses represented approximately 16.7% and 18.7% of net sales for the nine months ended September 30, 1998 and 1997, respectively. These expenses include salaries, payroll taxes, professional fees and corporate expenses. Although many of these expenses are fixed in nature, management has continued, where possible, instituting cost reductions throughout the period. The reduction in general and administrative expenses of approximately $266,000 is primarily due to reduction in administrative salaries, payroll taxes and depreciation.

  Interest Expense
  Interest expense decreased in the nine months ended September 30, 1998 by approximately 11.3% over the nine months ended September 30, 1997. The decrease was primarily due to lower average borrowings of the Company's credit facility during 1998 as compared to 1997.

  Other Income
  Other income primarily represents settlements of accounts receivable credit balances for the nine months ended September 30, 1998.

  Liquidity and Capital Resources

  The Company has been able to generate cash to carry on its operations through a combination of secured borrowings from financial institutions and marginal cash flow from its operations.

  Net Cash Provided by Operating Activities
  Net cash provided through operating activities was approximately $138,000 and $287,000 for the nine months ended September 30, 1998 and 1997, respectively. The positive cash flow for the 1998 and 1997 period was primarily due to non-cash expenses for depreciation and amortization, a decrease in accounts receivable, a decrease in inventories, and an increase in accounts payable offset in the 1998 period by decreases in billings in excess of costs and estimated earnings on uncompleted contracts.

  Net Cash Used in Financing Activities
  Financing activities used approximately $238,000 and $445,000 of cash flow for the nine months ended September 30, 1998 and 1997, respectively. The net use of cash for 1998 and 1997 were primarily repayments of loans payable and capital lease obligations. During the period ending September 30, 1998, the Company received proceeds of $131,107 for the issuance of common stock and was repaid a stockholder's loan of $75,000.

  Guarantee of Industrial Development Revenue Bond
  The Company has guaranteed an Industrial Development Revenue Bond which has an unpaid balance of approximately $1,039,000 at September 30, 1998. An action brought against the Company by the holder of the bond to enforce the guarantee has been resolved without material adverse effect to the Company.

  Credit Facility
  The Company's credit facility provides for maximum borrowings of $1,500,000 which would be available for advances against eligible accounts receivable, as defined, at a level of 80%. Advances bear interest at 3.5% above the prime rate plus an administrative fee of .4% on the average daily outstanding balance for the immediately preceding month, with a minimum monthly fee of $10,000. The agreement provides for, among other things, a security interest in substantially all of the Company's assets, limitations on loans to officers, stockholders, directors or affiliates, payments of cash dividends, and is guaranteed by certain of the Company's stockholders. At September 30, 1998 and 1997, the Company was in violation of certain of these covenants.

  The same financial institution provides the Company with a $275,000 credit facility based on eligible inventory, a defined, and $275,000 under an accommodation note secured by operating equipment. The facility bears interest at 3.5% above the prime rate plus administrative fees. The note requires monthly principal payments of $5,500 commencing July 1, 1997, with a balloon payment for the residual amount in December 1997. The credit facilities and loans provided by the financial institution expired in December 1997.

  The Company and the financial institution extended the credit facility under a forbearance agreement to September 15, 1998. The agreement includes amendments that limit the maximum amount of available credit of $1,500,000 and institutes a net deficit requirement of not more than $2,550,000.

  The agreement does not preclude re-negotiation at the end of the current term. Management and the financial institution have entered into negotiations to forbear the credit facilities into the fourth quarter, 1998. There can be no assurance that the existing funds will remain available should the Company continue to be in violation of its loan covenants. If the Company is unable to obtain sufficient capital or borrowings this could adversely affect materially the Company's operations.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed this day November 20, 1998.


                                       CRP HOLDING CORP.



                                       By: /s/ Kenneth Gross
                                          --------------------------------------
                                          Kenneth Gross, Secretary
                                          Chairman of the Board and
                                          Principal Financial Officer

Part 2.                        OTHER INFORMATION

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K

                  The Registrant has not filed any reports on Form 8-K during the quarter for which this report is filed.